Form 10QSB
period 1997-09-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1997-12-29
CIK 1000681

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

       [  X  ]  Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

       [     ]  Transition Report Under Section 13 or 15(d) of
                the Exchange Act

                For the transition period from ____________ to ____________.


                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL, CORP.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                   Florida                                65-0616879
       -------------------------------               --------------------
       (State or Other Jurisdiction of                 (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

                             38801 Overseas Highway
                           Big Pine Key, Florida 33043
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                 (305) 872-2217
                     ---------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [ X ]


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of December 22, 1997 was 4,914,185.

Traditional Small Business Disclosure Format: Yes [  X  ]   No [     ]

================================================================================

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                          INDEX TO FINANCIAL STATEMENTS




PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

    ITEM. 1  Financial Statements

             Condensed Consolidated Balance Sheets as of
               September 30, 1997 (Unaudited) and December 31, 1996            2

             Condensed Consolidated Statement of Operations for the
               three months ended September 30, 1997 and 1996
               (Unaudited) and the nine months ended September 30,
               1997 and 1996 (Unaudited)                                       3

             Condensed Consolidated Statements of Cash Flows for the
               Nine months ended September 30, 1997 and 1996 (Unaudited)       4

             Notes to Condensed Consolidated Financial Statements
               (Unaudited)                                                 5 - 7

    ITEM. 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operation                           8 - 10



PART II.  OTHER INFORMATION

             Items 1 - 6                                                      11

                      27. Financial Data Schedule (for SEC use only)          12



SIGNATURES

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                             September  30, December 31,
                                                                  1997         1996
                                         ASSETS
CURRENT ASSETS
  Cash                                                       $   152,372    $   105,342
  Accounts receivable                                            110,597         87,016
  Inventories                                                     58,107         56,325
  Other current assets                                           104,503        279,701
                                                             -----------    -----------
              Total current assets                           $   425,579    $   528,384

PROPERTY, PLANT AND EQUIPMENT,
NET  OF  ACCUMULATED DEPRECIATION OF
$2,458,114 IN 1996 AND $2,595,937 IN 1997
                                                               6,146,252      6,116,603
OTHER ASSETS                                                     577,775        453,248
                                                              ----------    -----------

         TOTAL ASSETS                                        $ 7,149,606    $ 7,098,235
                                                             ===========    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                      $   156,499    $   249,226
  Deferred revenues                                              297,154        216,345
  Current portion of pre-petition debt                            31,231         54,982
  Other current liabilities                                      576,229        396,834
  Current maturities of long-term debt                            63,820        115,764
                                                             -----------    -----------
              Total current liabilities                        1,124,933      1,033,151
                                                             -----------    -----------
LONG TERM LIABILITIES
  Long term debt                                               5,962,180      6,010,637
  Deferred income taxes                                            1,186            977
  Other Long Term Liabilities                                $   368,950    $   801,670
                                                             -----------    -----------
         Total long term liabilities                           6,332,316      6,813,284
                                                             -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
6% Preferred Stock, par value $.001; 1,000,000 shares
  authorized and 195,907 issued as of September 30, 1997             196           --
 Common stock, par value $.001; 100,000,000 shares
   authorized; 4,578,362 shares issued as of
   December 31, 1996  and 4,969,101 shares issued
   as of September 30, 1997                                        4,969          4,578
 Additional paid in capital                                    3,537,508      3,169,609
 Accumulated deficit                                          (3,850,311)    (3,922,382)
 Less 4,906 shares in treasury, at par                        (        5)    (        5)
                                                             -----------    -----------
         Total stockholders' equity (deficiency)              (  307,643)    (  748,200)
                                                             -----------    -----------
         TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY
                 (DEFICIENCY)                                $ 7,149,606    $ 7,098,235
                                                             ===========    ===========

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                      Three Months Ended            Nine Months Ended
                                  September 30,  September 30, September 30, September 30,
                                      1997           1996           1997          1996
REVENUES                          $   693,838    $   744,205    $ 3,007,306    $2,681,443
COST OF REVENUES                      271,872        225,603        940,695       844,133
                                  -----------    -----------    -----------    ----------

GROSS PROFIT                          421,966        518,602      2,066,611     1,837,310

EXPENSES
  Operating                           300,236        340,667      1,032,514     1,130,528
  General and administrative          113,242         55,537        465,232       265,945
  Interest                             66,698         15,000        160,276       212,517
  Depreciation and Amortization        82,934         77,090        243,936       207,222
                                  -----------    -----------    -----------    ----------
Total Expenses                        563,110        488,294      1,901,958     1,816,212
                                  -----------    -----------    -----------    ----------

INCOME (LOSS) FROM
 OPERATIONS                          (141,144)        30,308        164,653        21,098

OTHER INCOME (EXPENSE)                  2,484            713        (11,102)        2,366
                                  -----------    -----------    -----------    ----------

INCOME (LOSS) BEFORE
  INCOME TAXES                       (138,660)        31,021        153,551        23,464

PROVISION (BENEFIT) FOR
  INCOME TAXES                        (42,918)        20,139         81,480        19,005
                                  -----------    -----------    -----------    ----------

INCOME BEFORE MINORITY
  INTEREST                            (95,742)        10,882         72,071         4,459

MINORITY INTEREST IN INCOME
  (LOSS) FROM SUBSIDIARY                    0           (502)             0          (534)
                                  -----------    -----------    -----------    ----------

NET INCOME (LOSS)                 $   (95,742)   $    10,380    $    72,071    $    3,925
                                  ===========    ===========    ===========    ==========
NET INCOME (LOSS) PER
COMMON SHARE                      $     (.019)   $      .003    $      .013    $     .001
                                  ===========    ===========    ===========    ==========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              4,912,309      3,606,632      5,490,755     3,606,276
                                  ===========    ===========    ===========    ==========

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
       For the nine months ended September 30, 1997 and September 30, 1996
                                   (Unaudited)

                                                      September 30,   September 30,
                                                           1997           1996
Cash flows from operating activities:
Net income (loss):                                     $    72,071    $     3,925
Adjustments to reconcile net income
     (loss) to net cash (used) provided
      by operating activities:
Depreciation and amortization                              243,936        207,223
Non-cash compensation                                        9,375           --
Loss on disposal of asset                                   14,933           --
Decrease (Increase) in accounts receivable                 (23,581)        53,713
Decrease (Increase) in inventories                          (1,782)        (4,061)
Decrease (Increase) in other receivable                      2,473           --
Decrease (Increase) in other assets                        (13,386)        58,255
Increase (Decrease) in accounts payable and
 accrued expenses                                          (92,727)      (797,383)
Increase (Decrease) in deferred revenues                    80,809       (192,501)
Increase (Decrease) in other current liabilities           189,160       (310,767)
Increase (Decrease) in Due to affiliate                    (32,272)          --
Increase (Decrease) in deferred tax liability                  209           --
Increase (Decrease)in Pre-Petition Chapter 11 debt         (60,084)     1,426,030
                                                       -----------    -----------
            Net adjustments                                317,063        440,509
                                                       -----------    -----------

Net cash (used) provided by operating activities           389,134        444,434
                                                       -----------    -----------

Cash flows from investing activities:
            Capital expenditures                          (201,938)       (72,443)
                                                       -----------    -----------
            Net cash (used) by investing activities       (201,938)       (72,443)
                                                       -----------    -----------

Cash flows from financing activities:
            Principal payments on long-term debt          (110,166)      (200,000)
            Repayment of loan                              (30,000)          --
                                                       -----------    -----------
            Net cash (used) provided by
                  financing activities                    (140,166)      (200,000)
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents        47,030        171,991
Cash and cash equivalents, beginning of period             105,342       (101,321)
                                                       -----------    -----------
Cash and cash equivalents, end of period               $   152,372    $    70,670
                                                       ===========    ===========

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)

September 30, 1997

Noted 1 -  Basis of presentation
--------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 1O-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by genera1ly accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fat presentation have been included. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1996.

The September 30, 1997 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. and its 98.54% owned subsidiary, Sunshine Key Associates Limited Partnership, an inactive Partnership after December 31, 1996. The September 30, 1996 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp and its 98.54% owned subsidiary, Sunshine Key Associates Limited Partnership. As stated in Note 6 to the December 31, 1996 audited financial statements, as a result of the bankruptcy plan and related debt restructuring, substantially all assets and liabilities of Sunshine Key were merged into Ohio Key I, Inc and Ohio Key II, Inc. on January 1,1997. Ohio Key I, Inc. and Ohio Key II, Inc. are newly formed, wholly owned subsidiaries of Pelican Properties, International Corp. incorporated in January of 1997. No pro forma, information has been presented because Ohio Key I, Inc. and Ohio Key, II, Inc were formed exclusively to succeed the business of Sunshine Key and thus the merger has no material impact on the consolidated financial statements of the Company.


Note 2 - SEC Comments on Form 10SB
----------------------------------

On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement with the SEC that became effective on November 12, 1997. The accompanying unaudited condensed consolidated financial statements do not include SEC comments made to the Company's Form 10SB. Management believes that those comments that affect the Company's financial statements can be resolved to the satisfactions of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company and changes to the financial statement could occur that materially affect the information stated. The following is a summary of the relevant comments: a) The classification of expenses related to an anticipated future public offering are presently charged to offering expenses as incurred and included in the Other Assets caption of the balance sheet. The SEC questions the lack of a present public offering in process and whether it is justified to classify the cumulative amount as an asset. Offering expenses totaled $205,548 as of December 31, 1996 and $376,918 as of September 30, 1997; b) An explanation is required as to the basis for attributing compensation expense of $6,150 and $20,500 related to the issuance of 100,000 and 333,333 common shares to Jane Bergman, President, and Carl J. Knorr, Chairman. It is questioned as to the validity of attributing a $.06 value to these shares with respect to the market value of the 1996 stock prices; c) A request for consideration was given to the conversion of $801,045 of debt to 534,045 shares common stock at a $1.50 conversion rate on December 6, 1996 and the issuance of the above referenced 333,333 shares on December 31,

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)

Note 2 - SEC Comments on Form 10SB (contend)
--------------------------------------------

1996; d) An explanation of terms of a consulting agreement and the disclosure of the amount of compensation expense recognized, including the amount attributable to the issuance on April 3, 1997 of 200,00 shares for said consulting services.


Note 3 -  Amortization
----------------------

Beginning in January of 1997, loan origination costs approximating $222,000 are being amortized over 23 months.


Note 4 -  Stock compensation
----------------------------

On March 31, 1997, June 30, 1997 and September 30, 1997, the Company issued 50,000 shares of common stock as compensation resulting in a $50 increase to Common stock and a $3,075 increase to Additional paid in capital each quarter. During 1996, the Company adopted SPAS No. 123, Accounting for Stock-Based Compensation, which establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SPAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation.


Note 5 - Seasonal fluctuations
------------------------------

The Company generally derives 35% to 40% of its revenue during the three months ended March 31 of each year, The current financial statements for the nine months ended September 30, 1997, therefore, reflect results of operations during the Company's off peak season.


Note 6 -  Minority interest
---------------------------

No minority interest is reflected for the nine months ended September 30, 1997 due to the merger of Sunshine Key's operations into Ohio Key I, Inc. and Ohio Key II, Inc., a wholly owned subsidiary of Pelican Properties, as of January 1, 1997. Sunshine Key will have no income or expenses after December 31, 1996.


Note 7 - Net income (loss) per share
------------------------------------

The net income (loss) per share is computed by dividing the net income or (loss) for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior years common stock options) for the period plus the dilutive effect of outstanding common stock options, warrants, and preferred shares considered common stock equivalents.

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statement
                                   (Unaudited)

Note 8 - Commitments
--------------------

Effective January 31, 1997 Ohio Key I, Inc. is to pay a monthly amount of $10,500 for corporate overhead expenses to its parent company Pelican Properties.

During the second quarter of 1997, the Company entered into an agreement for consulting services in order to help the Company in its pursuit of effective communications to the financial community and to heighten the financial public and broker awareness of the existence and merits of the Company,


Note 9 -  Preferred Stock
-------------------------

On June 24, 1997, the Company authorized to issue, 1,000,000 shares of preferred stock par value $001 per share. The Company has designated one series of preferred stock consisting of 195,907 shares as Series A. Series A Preferred Stock shall be entitled to receive a cumulative annual dividend of 6% of the stated value of the Series A Preferred Stock of $1.50 per share Holders of the Series A Preferred Stock will have the right to convert each share of Series A Preferred Stock into one share of the Company's Common Stock.


Note 10 - Debt to Equity Conversion
-----------------------------------

On June 30, 1997, the Company issued 195,907 shares of Series A Preferred Stock in exchange for payment of $293,162 of debt, $223,862 of which was included in Prepetition debt and $70,000 was owed to a related party.

Item 2 - Management's Discussion and Analysis or Plan of Operation

GENERAL

         Management's Discussion and Analysis or Plan of Operation contains various "forward looking statements" within the meaning of the Securities Act of 1933 and the Securities and Exchange Act of 1934, which represents the Company's expectations or beliefs concerning future events including without limitation the following; fluctuations in the economy; ability of the Company to obtain financing on terms and conditions that are favorable; ability of the Company to improve levels of profitability and sufficiency of cash provided by operations.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward looking statements, including without limitations, general economic conditions, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

         Pelican Properties, International Corp., through its wholly owned subsidiary, Ohio Key I, Inc., owns and operates a resort known as the Sunshine Key RV Resort and Marina. The resort encompasses all of Ohio Key, Florida located in the Florida Keys. The company's primary objective is the management of its existing property and the acquisition and management of additional properties in the recreational and leisure industry's resort destination segment. On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement with the SEC that became effective on November 12, 1997.

Results of Operations

         Revenues for the three and nine-month periods ended September 30, 1997 were $693,838 and $3,007,306, respectively, compared to $744,205 and $2,681,443, respectively, for the three and nine-months ended September 30, 1996. The $50,367 or 6.77% decrease in three months ended September 30, 1997 was due primarily to a one-time adjustment against revenues of approximately $25,000. This adjustment represents the retroactive termination, in January 1997, of an agreement with the former general partner to not forward revenues generated by the partner's owned rental units. The revenue should not have been recorded in the nine months ended September 30, 1997. The remaining difference was the result of a slower than anticipated recreational lobster season that primarily decreased the three-month ended period site rental revenue. The $325,863 or 12.15% increase in the nine months ended September 30, 1997 was primarily attributable to an increase in the Company's site rental operation in the prior two quarters.

         Gross profit decreased $96,636 to $421,966 for the three months ended September 30, 1997 from $518,602 in the three months ended September 30, 1996. This was the result of the above mentioned adjustment to revenue, the over-billing of fuel purchases that will be corrected in the fourth quarter of 1997, the inclusion of site rental revenue in total revenues which decreased causing a reciprocal effect on gross profit, and the decision by management to decrease the gross profit margin on sales, particularly fuel, in order to increase customer traffic. Gross profit margin decreased to 61% in the three-month period of 1997 from 69% in the three-month period of 1996. For the nine months ended September 30, 1997, gross profit increased by $214,826 or 11.69% to $2,052,136 from $1,837,310 in the nine months ended September 30, 1996 as a result of the increased revenue and the gross profit margins were 68% and 68% respectively.

         Operating, general and administrative expenses ("OG&A") were $13,478 and $1,483,271 for the three and nine-month periods ended September 30, 1997 compared to $396,204 and $1,396,473 for the three and nine-month periods ended

September 30, 1996. The increase of $17,274 for the three-month period was due to a combination of several line items that individually amount to insignificant amounts. The increase of $86,798 for the nine months ended period was attributable to increased legal expenses, as well as a combination of several other line items that individually amount to insignificant amounts. The increased legal expenses are related to the prior partnership's bankruptcy and litigation that have been resolved.

         Interest expense for the three and nine-month periods ended September 30, 1997 were $66,698 and $160,276, respectively, compared to $15,000 and $212,517, respectively, for the three and nine months ended September 30, 1996. The $51,698 increase in three months ended September 30, 1997 due to the start of amortized payments beginning in September 1997 on the primary mortgage note and interest only payments to the second mortgage as opposed to $5,000 interest only payments in the three months ended September 30, 1996. The $52,241 decrease in the nine months ended September 30, 1997 was due to lower negotiated interest payments included in the settlement agreement with the present first mortgage holder as opposed to higher payments to the previous first mortgage holder.

         Depreciation and amortization increased $5,844 to $82,934 for the three months ended September 30, 1997 from $77,090 in the three months ended September 30, 1996. For the nine months ended September 30, 1997, depreciation and amortization increased by $36,714 to $243,936 from $207,222 in the nine months ended September 30, 1996 as a result of the amortization of loan origination costs that began in the first quarter of 1997.

Liquidity and Capital Resources

         The Company's working capital decreased from the December 31, 1996 deficit of $504,767 to a deficit of $699,354 as of September 30, 1997. Accounts payable and accrued expense was reduced $92,727 to $156,499 as of September 30, 1997 as compared $249,226 as of December 31, 1996.

         In January 1997 the mortgage note payable to Basque Asset Group (formerly WAMCO XXII, Ltd.) was restructured and restated to December 31, 1996. The new agreement provided for interest payments of $5,000 to be paid monthly through August 30, 1997. On August 30, 1997, the Note bears interest at the rate of 9% per annum. On September 30, 1997, principal and interest payments began on the outstanding principal balance of $4,700,000. The Company also has provisions in the agreement for an early payment discount equal to 8% of the outstanding principal balance of the restated note if repaid before November 30, 1997 and a 5% discount if the note is repaid in full after November 30, 1997 and before November 30, 1998. In December 1997 the Company also entered into a promissory note for $1,000,000 at 12% per annum. This note is payable in 23 consecutive monthly installments of interest only commencing February 1997 and ending December 1998, at which time the outstanding principal balance and accrued interest will become due and payable in full. Management is in the process of securing financing to restructure and combine the notes to provide a more favorable interest and payment plan as well as taking advantage of the early payment discounts. In discussions with lenders management believes that final refinancing to these notes should occur in the first quarter of 1998, although there can be no assurance that this financing will occur or that financing would be available on terms acceptable to the company.

         As of September 30, 1997, the Company decreased other long-term liabilities $432,720 to $368,950 from $801,670 as of December 31, 1996. This reduction represented the conversion of pre-petition debt and debt owed to the former general partner to equity through the issuance of Series A Preferred Stock.

         Net cash provided by operating activities was $317,063 for the nine months ended September 30, 1997 as compared to $444,434 for during the nine months ended September 30, 1996. Net cash used in investing activities was $201,938 for the nine months ended September 30, 1997. These expenditures were primarily for the replacement and upgrade of the park's electrical system and the state mandated replacement of the fuel containers located at the marina. The fuel containers will provide for greater sales control as well as a more reliable and efficient container system that significantly reduces losses due to evaporation as well as environmental concerns. The electrical upgrade project is ongoing and is presently scheduled for completion in 1998. Management anticipates cash flows to continue to be used by this project which will be primarily funded through operations. The fuel container replacement project was completed in the third quarter of 1997. Financing activities used $140,166 in the nine months ended September 30, 1997. This was primarily for principal payments on long-term debt and the repayment of a short-term loan.

         The Company will seek to take advantage of the growing resort destination industry through its strategy of expanding through acquisitions. The Company will emphasize, as initial targets, acquisitions that complement its existing operation with alternate seasonality. This will provide the Company with a consistent cash flow from operations and ensure that an operation is in season at all times throughout the year. In the event the Company makes acquisitions that require funds in excess of those internally generated, it would have to seek additional debt or equity financing. There can be no assurance that the Company could obtain such financing or that such financing would be available on terms acceptable to the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

                  Not applicable


Item 2. Changes in Securities

                  Not applicable


Item 3. Defaults Upon Senior Securities

                  Not applicable


Item 4. Submission of Matters to a Vote of Security-Holders

                  Not applicable


Item 5. Other Information

                  Not applicable


Item 6.  Exhibits and Reports on Form 8-K

                  Reports on Form 8-K  -  None

                  27.  Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    PELICAN PROPERTIES, INTERNATIONAL CORP.



DATE:  December 23, 1997            By: /S/ Jane Bergman
                                       ---------------------
                                            Jane Bergman, President


DATE:  December 23, 1997            By: /S/ C. John Knorr, Jr.
                                       ---------------------------
                                            C. John Knorr, Jr., Chairman