Form 10KSB
period 1997-12-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-04-15
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

             For the transition period from_________ to___________

                        Commission file number 0-023075

                    PELICAN PROPERTIES INTERNATIONAL, CORP.
                (Name of Small Business Issuer in its Charter)

             Florida                                    65-0616879
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

              38801 OVERSEAS HIGHWAY, BIG PINE KEY, FLORIDA 33043
              (Address of Principal Executive Offices)(Zip Code

                                (305) 872-2217
                          (Issuer's Telephone Number)

          Securities to be registered under Section 12(b) of the Act:

      Title of Each Class               Name of Each Exchange on Which
      to be so Registered               Each Class is to be Registered
       ================               ==================================


     ______________________                 ________________________

     ______________________                 ________________________


              Securities to be registered under Section 12(g) of
                                   the Act:

                    Common Stock, par value .001 par share
                               (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [ X ] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         State issuer's revenues for its most recent fiscal year: $3,648,678

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $3,086,753 (computed using the closing bid price price per share of Common Stock on April 2, 1998, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

There were 5,004,185 shares of the registrant's Common Stock, par value $.001 per share outstanding on April 2, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         The Company, through its predecessor is engaged in the ownership and management of a recreational property in Ohio Key, Florida. The Company's primary objective is the management of its existing property and the acquisition and management of additional properties, in the United States or abroad, in the recreational and leisure industry's "resort destination" segment. Through the acquisition of all of the limited partnership interest and assets in Sunshine Key Associates Limited Partnership, a Florida limited partnership (the "Partnership") (collectively with Pelican the "Company") the Company presently owns and operates a resort known as the Sunshine Key RV Resort and Marina located on 75 acres which encompasses all of Ohio Key, Florida (the "Resort").

BACKGROUND

         Pelican Properties International, Corp. was incorporated under the laws of the state of Florida on June 1, 1990 under the name Optimum Computing

Inc. The Company was organized to acquire business opportunities through the acquisition of assets or the capital stock of existing businesses.

         The Resort, which was established in 1971, was acquired by the Partnership in 1988. Financing for the acquisition was provided by NCNB, predecessor to NationsBank of Florida, N.A. ("NationsBank"). In 1991 the Partnership filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. The Resort was operated under the protection of the Bankruptcy Court until November 1, 1991 when it was discharged.

         Effective August 31, 1995, the Company entered into a Share Exchange Agreement with the limited partners of the Partnership, whereby 99% interest in the Partnership, which owned and operated the Resort until December 31, 1996 (as discussed below), was acquired by the Company in exchange for 3,010,000 shares of the Company's Common Stock, which amounted to approximately 69.7% ownership of the Company.

         Following the acquisition of a 99% interest in the Partnership in August 1995 and a subsequent default of the Partnership obligations to NationsBank in December 1995, the Partnership on January 11, 1996 filed a petition for reorganization under Chapter 11 and a Plan of Reorganization was filed March 5, 1996. On October 29, 1996, a Modified Third Amended Plan of Reorganization ("Plan") was confirmed by the Bankruptcy Court. The Partnership was discharged on October 29, 1996.

         On December 31, 1996, the Partnership entered into agreements with Ohio Key I, Inc. and Ohio Key II, Inc., both wholly-owned subsidiaries of the Company (the "Subsidiaries") pursuant to which the Subsidiaries were assigned and assumed the assets and liabilities of the Partnership, excluding the Partnership's interest in the proceeding again Monroe County Code Enforcement Board. (See "Legal Proceedings.")

         In connection therewith, the Subsidiaries and the Partnership entered into a Loan Restructuring Agreement (the "Restructuring Agreement") and a Restated Mortgage and Assumption Agreement (the "Agreement") with WAMCO XXII, LTD. (the "Lender")(successor to NationsBank). The Restructured Loan in the amount of Four Million Seven Hundred Thousand Dollars ($4,700,000) is evidenced by the Restated Promissory Note and redocuments the indebtedness evidenced by the Final Judgment to reflect the terms of the Stipulation, the Plan and Confirmation Order. The restated mortgage and assumption agreement reflects the terms of the "Restructuring Agreement". (See "Partnership's Outstanding Indebtedness; Bankruptcy").

         On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement with the SEC that became effective on November 12, 1997. The Company received thirty three comments from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, all non-financial statement related comments and questions have been addressed and incorporated into this filing and most financial comments were included in the accompanying financial statements.

SUNSHINE KEY RESORT

         The Company, through the Subsidiaries, owns and operates the Resort located in the Florida Keys. The Resort offers the air, land and waterborne visitor a home base near Key West, Florida. Located on Ohio Key at Mile Marker 39 on the Overseas Highway (U.S. Route 1) and at Marker 20 on the Intracoastal Waterway, the Resort destination offers a complete on-site rest and relaxation or vacation experience, while being close enough to Marathon and Key West for airport access as well as day and evening excursions.

         The Marina portion of the Resort can accommodate boats up to 100' and has 172 boat slips, of which approximately 20% are occupied on full year leases, 50% are occupied on a six-month lease basis, and 30% are available for the transient visitors. There is boat storage for the regular visitors who do not require regular access of a slip. A small marina store offers groceries, bait and tackle and a dive shop that offers scuba/snorkel trips daily or sunset cruises and kayaking. There is a boat ramp for those motorists who bring their own boat, but those without a boat of their own can lease fishing boats and tackle or charter a captain from the Resort.

         The campground portion of the Resort has 405 sites, including five double-wide sites. Catering to recreational vehicles ("RVs"), the facility has 40 consigned rental units for non-owners. While most visitors do their own cooking, there is a small pool side restaurant at the Resort which offers breakfast, lunch and an occasional dinner.

         On the road entrance to the Resort, the facility has a Chevron gasoline and convenience store for travelers on U.S. 1 as well as guests at the Resort. Management offices, including the check-in guard gate, are prominently located at the road entrance.

         While most people associate the Florida Keys with the immediate availability of the Gulf of Mexico on the North and the Atlantic Ocean on the South, with its boating, fishing, scenic views and incomparable sunrises and sunsets, the Resort offers the visitor a wide variety of on-site recreation facilities and amenities as well. Water-based recreation is the primary attraction which the Resort exploits to the full potential. In addition to the salt water bathing at its private beach, the Resort has a large freshwater swimming pool with ample tanning and pool-side lounging area. Snorkeling and diving opportunities are available and from its Marina, the Resort offers sunset cruises and kayaking. There are also tennis and basketball courts, as well as shuffleboard courts. As a family resort, the Resort caters to every age group, with adult recreation rooms, a Teen Recreation Hall, and a children's playground. The Resort is equipped with a dog kennel for families traveling with pets. Promoting the community aspects of this mini-village, the Resort has two outdoor theaters which are used for various special events, for the regular fishing contests and for the full activities program.


GROWTH AND DEVELOPMENT; BUSINESS STRATEGY

         The Company intends to pursue a strategy of growth and is seeking to expand its operations through acquisitions of additional resort type properties. Subject to the availability of financing and recognizing that major portions of the "resort destination" market are "family owned" operations which can benefit from the efficiencies of experienced central management and the availability of financial resources to achieve full potential, management is focused on those properties which will provide internal growth and increased profitability. The Company intends to fund the acquisition of additional properties through the public or private sale of its securities or by obtaining financing from institutional or other financing firms.

         As with the existing Resort, the Company will target locations where nature and the environment are the primary appeal of the location. The targeted properties in the recreational and leisure industry will be geographically situated to have at least one property in season at all times. The Company will seek to upgrade the facilities at each location to be in a position to attract recreational visitors. A prime requisite for a newly acquired property will be to incorporate all the natural beauty of the area.

         A second type of target property considered will be in areas that have endured as a tourist destination because of specific natural surroundings, or areas that are situated in close proximity to public transportation with unique natural beauty. These properties will be either RV Parks, Hotels, and/or resort accommodations. These locations may be within the continental United States or abroad, and they will be well positioned in a rapidly expanding tourist destination.

         The third type of property to be targeted by the Company is under utilized, over leveraged or capital deficit companies where current owners are financially immobilized because of capital, liquidity, and tax requirements. These types of investments will be structured so that long term value will be restored in the target property through increased utilization accomplished through marketing and capital improvements.

MARKETING

         Substantial advertising and marketing efforts by the former majority owners of the Partnership have provided "name recognition" and a strong presence in the industry for the Resort as a year-round destination. Currently, marketing is conducted through the efforts of the Company's management. The Company has used various marketing methods, including direct mailing, trade shows and RV association publications, in-person solicitation and full color brochures and printed advertising. The Resort also enjoys publicity from ESPN sports channel, as 2-3 fishing shows are broadcast each year from the marina at Sunshine Key resort. The Resort also obtains guests through recommendations and referrals from existing and former guests. In addition, the Company has entered into a membership with a discount RV and camping club to market the Resort in the off-season. The Partnership's management devotes substantial time and effort to maintain continuing guest relationships.


         In that regard, management will seek to (i) maximize sales with an extensive campaign to promote the Resorts to targeted groups, (ii) up-grade the facilities to provide the most modern conferences and workshops, while maintaining all the amenities for the level of comfort required by the guest,
(iii) add specialists to the Resort staff to support and sustain prolonged growth under the marketing plan, and (iv) increase research efforts, through consultants, to create additional follow-up programs as well as further refinement of the Resort's competitive advantages.

SEASONALITY

         The Company's business is considered seasonal with a large portion of its revenues and profits being derived between December and April, and between July and August. There can be no assurances that revenues received during these periods will support the Company's operations for the rest of the year.

COMPETITION

         The Company is engaged in a highly competitive segment of the hotel and RV resort industry. The Company competes directly or indirectly with many companies, a number of which are larger, better capitalized and more established. Although the Company believes it has a competitive advantage because of its location and long time presence and existence, as well as a constant focus on upgrading and maintaining the existing facilities in order to enhance the available recreational opportunities, there can be no assurance that the Company will be able to compete favorably in the future.

EMPLOYEES

         The Company currently has two employees consisting of its President and Chief Financial Officer. Management believes that its present employees are adequate to support its current operations although the Company intends to hire additional employees upon the acquisition of additional properties. The Company, in its subsidiary, currently has approximately 45 employees, most of which are leased through the employment agency of Staff Leasing.

PARTNERSHIP'S INDEBTEDNESS AND BANKRUPTCY

         To finance the cost of the acquisition of the Resort, in 1989 and 1990 the Partnership (prior to the acquisition by the Company) incurred indebtedness (the "Loan") of approximately $7,100,000 with NationsBank pursuant to a consolidated loan agreement ("Loan Agreement"). As a result of certain actions of the former general partner of the Partnership, Capital Equities Corp., the Loan was in default in 1991, at which time the Partnership filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. From 1991 to 1994, the Partnership remained current on its obligations to its creditors through revenues generated from the Resort. In 1994, NationsBank refused to fulfill its agreement to extend the maturity date of the Loan, and the Partnership thereafter entered into a settlement agreement ("Settlement Agreement") with NationsBank wherein the Partnership was obligated to pay NationsBank the sum of $5,300,000 on or before November 15, 1995. Thereafter, on December 5, 1995, NationsBank and the Partnership entered into a modification agreement ("Modification Agreement"). Following a default by the Partnership on December 16, 1995, NationsBank gave notice of acceleration of the Note and its intention to seek judgment against the Partnership and foreclose on its security interest in the Resort. On January 11, 1996 the Partnership filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code seeking relief from its creditors. On February 23, 1996, NationsBank filed a Motion to Dismiss, which was denied. On March 5, 1996, the Partnership filed its Plan with the court, which Plan was confirmed by the court and the Partnership was discharged on October 29, 1996.

         Pursuant to the Confirmation Order, Lender has the principal claim and is secured by a first priority lien in and upon the real property owned by the Subsidiaries and upon which it operates the Resort. Under the Plan, the Subsidiaries made cash payments of approximately $1 million and the notes were consolidated and restated in a single note in the principal amount of $4,700,000 with the following payment terms:

                  (i) During the period commencing on December 29, 1996 and ending on August 29, 1997, the restated note will bear $5,000 monthly interest only payments commencing on May 29, 1996 to compensate the Lender for its agreement to waive interest on the restated note during this period.


                 (ii) Commencing on August 30, 1997, the restated note will bear interest at nine (9%) percent per annum. On September 29, 1997 through and including September 29, 1999, the Subsidiaries will make equal amortizing monthly payments of principal and interest on the restated note determined by reference to standard amortization tables using an interest rate of nine (9%) percent per annum, the principal balance of the restated note on October 30, 1996 and an amortization period of twenty five (25) years.

Assuming the principal balance is $4,700,000, the monthly payment amount will be $39,442.23. The restated note will mature on October 30, 1999, at which time the outstanding principal balance and all accrued interest will be due and payable in full.

                  (iii) If the restated note is repaid in full before November 30, 1997, the Subsidiaries will receive an early payment discount equal to eight (8%) percent of the outstanding principal balance of the restated note on the date of repayment. In order to receive the discount, the Subsidiaries must repay all outstanding accrued interest and any other sums owed to the Lender on the date of early payment.

                  (iv) If the restated note is repaid in full after November 30, 1997 and before November 30, 1998, the Subsidiaries will receive an early payment discount equal to five (5%) percent of the outstanding principal balance of the restated note on the date of repayment. In order to receive the discount, the Subsidiaries must repay all outstanding accrued interest and any other sums owed to the Lender on the date of early payment.


                  (v) No early payment discount will be available after November 30, 1998.

         The Subsidiaries will have a one-time option to extend the maturity of the restated note until October 30, 2002 as long as they comply with the following conditions:

                  (i) On or before October 29, 1999, the Subsidiaries must pay the Lender an extension fee equal to one (1%) percent of the outstanding principal balance of the restated note and reduce the principal balance of the restated note by $500,000.

                  (ii) The Subsidiaries must provide the Lender with written notice of its election to exercise the extension option by September 30, 1999.

         If the Subsidiaries elect to exercise the extension option and meets all conditions required by the Lender for the exercise thereof, the following terms will apply during the extended term of the restated note:

                  (i) The Subsidiaries will execute a renewal of the restated note (the "Renewal Note") which will bear an interest rate of 9.75% per annum commencing on October 30, 1999.

                  (ii) November 29, 1999 through and including September 29, 2002, the Subsidiaries will make equal amortized monthly payments of principal and interest on the Renewal Note determined by reference to standard amortization tables using an interest rate of 9.75% per annum, the outstanding principal balance of the restated note on October 30, 1999 and amortization period of twenty (20) years period. The restated note will mature on October 30, 2002 at which time the outstanding principal balance plus accrued interest will be due and payable in full.

         As of the date hereof, the Subsidiaries have not repaid the note in full, rather have made all monthly payments and are presently current on the note.

         The Company also entered into a promissory note with American Capital and Equity Corp. located in Daytona Beach, Florida for $1,000,000 at 12% per annum. This note is payable in 23 consecutive monthly installments of interest only commencing on February 1997 and ending December 1998, at which time the outstanding principal balance and accrued interest will become due and payable in full.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Resort and the Company's operations are conducted on 75 acres in the Florida Keys, which encompasses all of Ohio Key, Florida. The Company's principal offices are located on the Resort at 38801 Overseas Highway, Big Pine Key, Florida 33043.



ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in a Code Enforcement case with Monroe County arising out of the use of camping on the south side of the Company's property, which resulted in an adverse ruling and a lien against the Company's property. This case is on appeal before the Third District Court of Appeal. The appeal has been perfected and all necessary documents have been filed with the Third District Court of Appeals for over a year and no ruling has yet been issued. If the Appeals Court upholds the Monroe County Code Enforcement's lien, the maximum amount of that lien has already been settled at $20,000 in 1997. Nevertheless, and despite this contingent liability, the probability of success in this case is favorable as the factual and legal issue brought up in appeal present a strong probability that the Appeal's Court will vacate the lien and remand the matter to the Monroe County Code Enforcement Special Master for resolution. That determination from the Appeals court would eliminate the liability from this case entirely.

         The Company was also a party to Sunshine Key vs. American Southern Home Insurance. In September of 1995, litigation was commenced by Sunshine Key Associates Limited Partnership against American Southern Home Insurance Company ("Southern"). Sunshine Key brought suit against Southern for the recovery of damages, court costs and reasonable attorneys' fees based upon Southern's failure to pay Sunshine Key for a loss which was covered by an insurance policy issued by Southern for the benefit of Sunshine Key. The case was settled during January 1997 for $45,000.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         Prior to filing the Form 10SB with SEC, a majority of shareholders by written consent dated June 29, 1997 authorized the creation of 1,000,000 shares of Preferred Stock at a par value of $.001 per share. Series of the Preferred Stock may be created and issued from time to time, with such designations, preferences, conversion rights, cumulative, relative, participating, optional or other rights, including voting rights, qualifications, limitations or restrictions thereof as shall be stated and expressed in the resolution or resolutions providing for the creation and issuance of such series of Preferred Stock as adopted by the Board of Directors pursuant to the authority in this paragraph given.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         As of April 2, 1998 there were approximately 284 stockholders of record of the Company's Common Stock. The Company's Common Stock is currently listed for trading on the over-the-counter bulletin board under the symbol "PELP". The following table sets forth, for the period of October 20, 1995 to December 31, 1997 the high and low closing sales prices for the Common Stock as reported by the OTC Bulletin Board.

                                                   Common Stock
                                                   ------------
                                                 High        Low
                                                 ----        ---

1995
Fourth Quarter                                  8.0625      6.625
(commencing October 20, 1995)                   8.50        6.75

1996
First Quarter                                   8.50        .50
Second Quarter                                  6           .25
Third Quarter                                   2.50        .06
Fourth Quarter                                  2           .06

1997
First Quarter                                   1.875       .12
Second Quarter                                  2.875        1
Third Quarter                                   2           .50
Fourth Quarter                                  1.31        .41

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 5701 N. Pine Island Road, Tamarac, Florida 33321.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those contained in the forward looking statements, including without limitations, general economic conditions,, changes in the level of operating expense and the present and future level of competition. Results actually achieved may differ materially from expected results included in these statements.

         Pelican Properties, International Corp., through its wholly owned subsidiary, Ohio Key I, Inc., owns and operates a resort known as the Sunshine Key RV Resort and Marina. The resort encompasses all of Ohio Key, Florida located in the Florida Keys. The company's primary objective is the management of its existing property and the acquisition and management of additional properties in the recreational and leisure industry's resort destination segment. The references to operations generally refer to this subsidiary unless otherwise noted. Prior to the December 31, 1996 acquisition by Ohio Key I, Inc., the asset was owned by Sunshine Key Associates, Limited Partnership.

         The Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the Year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties very minimally, if at all, and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. Additionally, the Company intends that any computer systems that the Company may purchase or lease that are incident to the Company's business will have already addressed the "Year 2000" issue.

         On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement. The Company received thirty three comments, thirteen specifically relating to financial statements, from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, the accompanying audited condensed consolidated financial statements include most of the SEC comments made to the company's Form 10SB. The remaining comments are not directly related to issues incurred and disclosed in 1997. Management believes that those remaining comments that could affect the Company's financial statements can be resolved to the satisfaction of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company and changes to the financial statements could occur that materially affect the information stated. Prior year financials were also restated to incorporate the write off of certain expenses that will be addressed in this filing. The following is a summary of the relevant remaining comments not incorporated into this filing that relate to the 1996 financials: a) An explanation is required as to the basis for attributing 1996 compensation expense of $6,150 and $20,500 related to the issuance of 100,000 and 333,333 common shares to Jane Bergman, President, and Carl J. Knorr, Chairman. It is questioned as to the validity of attributing a $.06 value to these shares with respect to the market value of the 1996 stock prices; b) A request for consideration was given to the conversion of $801,045 of debt to 534,045 shares common stock at a $1.50 conversion rate on December 6, 1996 and the issuance of the above referenced 100,000 and 333,333 shares on December 31, 1996.

Results of Operations

Year Ended December 31, 1996 Compared to Year Ended December 31, 1997

         For the year ended December 31, 1997, revenues increased by $306,368 or 9.18%, from $3,342,310 in 1996 to $3,648,678 in 1997. The increase was primarily attributable to an increase in the Company's site rental and associated operations that increased $200,327 or 13.27%. The company believes that this increase was a result of increased marketing efforts and better management.

         Costs of Revenues increased from $1,022,029 in 1996 to $1,081,893 in 1997 or 5.86%. Costs of Revenues were 30.58% of total revenue for 1996 and 29.65% of total revenue for 1997. The Gross Profit increased from $2,320,281 in 1996 to $2,566,785 in 1997 resulting in an increase of $246,504 or 10.62%.
The gross profit margins for 1996 and 1997 were 69% and 70% respectively.

         Total Operating and G/A expenses increased $224,211 or 12.50% from $1,793,210 in 1996 to $2,017,421 in 1997. The increases are attributable mainly to increases in utility costs, maintenance and repair and payroll that combined represented approximately $205,000 of the increase. These increases were primarily associated with the higher occupancy at Sunshine Key. The increase in maintenance and repair and associated payroll expense were a direct effort of management to upgrade and improve the property.

         Interest expense increased $195,616 from $243,889 in 1996 to $439,505 in 1997. This increase represents the recalculation of the amortization schedule on the primary mortgage recording imputed interest using a constant effective interest rate. The 1997 increase also includes eleven monthly interest only payments of $10,000 for the second mortgage beginning in February. Depreciation and amortization expense was $212,168 in 1996 and $337,875 in 1997 representing a $125,707 increase. This increase is due to the amortization of loan origination costs incurred at December 31, 1996 of which $115,447 was expensed in 1997.

         Income from operations decreased $299,030 from $71,014 in 1996 to a loss of $228,016 in 1997. Interest and Depreciation and Amortization represented $321,323 of the net income decrease.

         The Company posted other expenses of $202,126 in 1996 and $254,320 in 1997. The 1996 and a majority of the 1997 expenses are directly related to the reclassification of "public offering" expenses originally booked in 1996 and through the third quarter of 1997 as an "Other Asset". This reclassification is a result of an SEC comment relating to the Company's Form 10SB filing. The remaining 1997 balance of approximately $67,000 is comprised of $45,000 for the write-off marina fuel tanks and underground electrical tracks replaced in 1997 and $22,000 for the write-off of the remaining minority interest balances.

         The Company incurred an extraordinary gain as of December 31, 1996 from forgiveness of debt in the total amount of $1,940,424. This amount is comprised of a principal forgiveness reduction in the mortgage note of $616,854 and an accrued interest forgiveness reduction of $1,323,570. This was the result of the Company's effort to negotiate a settlement of a long-standing dispute with WAMCO XXII, Ltd. (formerly held by NationsBank). The plan included a refinancing in order to reduce the obligation to WAMCO to $4,700,000. As per the agreement, the Company paid WAMCO a total amount of $1,000,000 towards principal, of which $100,000 was paid directly by the company in January 1997.

Liquidity and Capital Resources

         The Company's working capital decreased from a deficit of $504,767 at December 31, 1996 to a deficit of $2,235,899 at December 31, 1997. This increase is primarily due to the December 1998 maturing of the $1,000,000 second mortgage. Management is presently working with several lenders in an attempt to consolidate the first and second mortgages. Management believes that they will secure financing acceptable to the company and does consider this note as a going concern. The deficit increase was also due to the reduction of current assets associated with the use of approximately $275,000 of loan proceeds from the closing of the second mortgage booked in December 1996 as well as reductions in accounts receivables and inventory. Also affecting the increase in current liabilities was the addition of accrued and deferred interest of $217,348 associated with the re-amortization of the primary mortgage based on the recording of imputed interest using a constant effective interest rate method. The increase was also comprised of $241,153 described as Loans payable to Stockholders previously booked as a long-term liability. Management does not believe the holders of these loans, which are all current stockholders of the company, will demand payment and therefore does not consider them a going concern.

         At December 31, 1997 the Company had accounts receivable of $54,535 as compared to $87,016 at December 31, 1996. This decrease is considered inconsequential since this is comprised of community fees and storage charges collected from long term customers and credit card charges in transit, all of which have not been an area of concern in prior years. At December 31, 1997 the Company had accounts payable and accrued expenses of $252,824 as compared to $249,226 at December 31, 1996.

         Cash outlays for capital expenditures of property and equipment totaled $326,808 for the 1997 fiscal year compared to $144,319 for the 1996 fiscal year. Major expenditures included outlays for the continuing project of the replacement and upgrade of the park's electrical system, the replacement of underground fuel tanks located at the marina, ongoing renovation and improvements to the marina, upgrades and expansion to the park's sewer system and other upgrades and renovations to the park's facilities. At December 31, 1997 management estimates that the replacement and upgrade to the park's electrical system is approximately 60 percent complete and anticipates full completion and conversion in 1998.

         As of June 30, 1997, the Company further converted approximately $300,000 in debt owed to pre-petition debt and the former general partner to equity through the issuance of 195,907 shares of Series A Preferred Stock.

         In January 1997 the mortgage note payable to WAMCO XXII, Ltd. was restructured and restated to December 31, 1996. The new agreement provides for interest payments of $5,000 to be paid monthly through August 30, 1997. Commencing on August 30, 1997, the Note will bear interest at the rate of 9% per annum. Beginning on September 30, 1997, principal and interest payments will begin on the outstanding principal balance of $4,700,000. The note will mature on October 30, 1999 at which time the outstanding principal balance and all accrued interest will become due and payable in full. At maturity, the Company has a one-time option to extend the maturity of the restated note until October 30, 2002 if certain conditions are met. The Company also has provisions in the agreement for an early payment discount equal to 8% of the outstanding principal balance of the restated note if repaid before November 30, 1997 and a 5% discount if the note is repaid in full after November 30, 1997 and before November 30, 1998. The Company also entered into a promissory note for $1,000,000 at 12% per annum. This note is payable in 23 consecutive monthly installments of interest only commencing February 1997 and ending December 1998, at which time the outstanding principal balance and accrued interest will become due and payable in full. As part of the bankruptcy settlement, the Company also restructured an existing note payable to the Small Business Administration. This $326,401 note is now payable over ten years at a 4% per annum with the first 24 months principal and interest payments fixed at $2,000. Thereafter, the outstanding principal balance will be amortized over a period of eight years at 4% per annum.

Outlook

         Management believes that the resort destination industry and more specifically the recreation vehicle (RV) industry are expected to grow substantially because of: (i) a shift in recreation vehicle ownership patterns toward the enormous baby boom population; (ii) expectations of the baby boom population to increase 34% between 1995 and 2005 and the over 65 population increasing an estimated 24% to 40 million by 2010; (iii) in 1996, over 466,000 new RV's were shipped with a total value of $10 billion, constituting the highest annual dollar value to date; and (iv) according to the University of Michigan Survey Research Group, RV ownership rates are highest in the 50-65 age group and are expected to grow by 40% over the next ten years. =

         The Company will seek to take advantage of the growing resort destination industry through its strategy of expanding through acquisitions. The Company intends to further take advantage of this growing industry by targeting locations where nature and the environment are the primary appeal of the location. This will take advantage of the above stated industry outlook as well as the growing eco-tourism sector. The Company will emphasize, as initial targets, acquisitions that complement its existing operation with alternate seasonality. This will provide the Company with a consistent cash flow from operations and ensure that an operation is in season at all times throughout the year.

Ohio Key I, Inc. Subsidiary

         Management anticipates increases in revenue for 1998. Several factors will influence this increase. A rate increase was implemented in October of 1997 that represented the first increase in two years. Also, since the majority of the peak-season falls within the first quarter, which represents approximately 40% of the yearly revenues, management feels there is a tremendous potential for increased sales in the off-peak season. A more focused marketing effort targeted to improve operations in the off-peak season has recently been implemented. The many capital improvements undertaken in the last several years along with present projects is believed to improve the overall appeal of the park and thus increase sales. One project in particular, the complete electrical upgrade of the park, will have several major positive effects on operations. It will increase power efficiency resulting in anticipated power cost savings of approximately $75,000 a year and a reduction in responsibility for the primary electrical system that the local electric utility company will assume at the completion of the project. This improvement will also allow the Company to meter and bill individual sites occupied by longer term residents thus increasing revenues as well as eliminating the existing brownouts that occur periodically.

         Significant efforts have been made in 1997 to expand the number and quality of amenities offered at the resort. The Company entered into agreements with two separate entities that have significantly upgraded our recreational water amenities. The first was the rental use boats owned and maintained by an outside source. This replaced the two existing boats with modern boats and eliminated the costly maintenance operation. The second was the opening of a state of the art scuba diving facility on the property offering retail merchandise, instruction and a wide variety of aquatic recreation. The business is owned and operated by an outside individual with an industry wide reputation and existing client base. The rental boats and dive facilities are anticipated to increase the overall appeal of the park, as well as increase revenues through our profit sharing and space leasing arrangements. As part of the profit sharing arrangements, the Company receives 25% of the base rental boat rate of each rental. The Company also receives 5% of the dive shop sales revenue that increases to 12% over the next several years. The Company also receives a monthly payment from the dive shop owners that represents the lease of the dive shop space location on the Resort property.

         Management does not anticipate any significant fluctuations in Operating and General & Administrative expenses for 1998. The Company expects interest expense to decrease in 1998 due to management's expectation of a refinancing of the first and second mortgages at a more favorable effective interest rate. The alternative debt financing will also enable the Company to take advantage of the discounted payoff amount of $4,465,000 by November 1998 of the $4,700,000 note held by Allied Capital Corp. (formerly held by WAMCO XXII, Ltd.) This would result in a principal reduction of $234,000 or 5%. Management is confident that financing will be available to take advantage of this reduction.

         In 1997, the Company won an appeal of a previous Circuit Court ruling that prohibited certain recreational park model vehicles from the park. As a result of the favorable appeal ruling the Company plans to more forward with a subsequent damage claim with the county. The Company also has a pending claim with the local electric utility company regarding the non payment of prior year's billing credits, the refund of prior year's late fees, and associated accrued interest that amounts to approximately $65,000. Management feels strongly that this claim can be settled in 1998, but does feel that legal steps may be needed to collect.

         The Company will continue to reinvest in ongoing capital improvements to the property in 1998. The electrical upgrade project is due for completion in 1998. Other capital improvement projects intended to significantly upgrade the park's appeal and reputation include but are not limited to; the complete modernization of the marina floating docks, repaving of the park's roads, an additional pool (inclusive of a new restaurant and game room) facility and the renovation of the roadside gas station and grocery store facility. Management intends to begin working on these projects in 1998, but there can be no assurances that the Company will have sufficient cash flows to start these projects in 1998.


ITEM 7.  FINANCIAL STATEMENTS

         The financial statements required to be filed hereunder are included under Item 13 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Reported by reference in the Company's 8-K dated April 13, 1998.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


         Name                      Age                    Position
         ----                      ---                    --------

C. John Knorr, Jr.                  51              Chairman of the Board

Jane Bergman                        45              President and Director

Donald E. Schupp                    51              Director

Timothy M. Benjamin                 32              Chief Financial Officer
                                                    and Treasurer


         Unless otherwise noted, the address of each of the directors and officers of the Company is 38801 Overseas Highway, Big Pine Key, Florida 33043.

Carl John Knorr, Jr. Since June 1, 1996 Mr. Knorr has served as the Company's Chairman of the Board and from August 31, 1995 through May 31, 1996 as the Company's President. Mr. Knorr is also president and sole shareholder of Infinity Investment Group, Inc., the general partner and management company for the Partnership since 1991.

Jane E. Bergman. Since June 1, 1996, Ms. Bergman has served as President of the Company and since February 20, 1997, as a Director of the Company. From 1992 to 1996 Ms. Bergman has been self employed concentrating on the management of her rental properties as well as managing and operating a animal care business. In 1992, she retired from Bell Atlantic where she was Director of Operations in various departments since 1983.

Donald E. Schupp. Since February 20, 1997 Mr. Schupp has served as a Director of the Company. Mr. Schupp has served as President and Chief Operating Officer for American Refining Group, which is in the oil refining business, headquartered in Pittsburgh, Pennsylvania since 1983 and is a member of the Board of Directors of the Company.

Timothy M. Benjamin. Since October 30, 1995, Mr. Benjamin has served as the Company's Chief Financial Officer. From 1989 to October 1995 Mr. Benjamin was employed with the Federal Reserve Bank of Atlanta,

Miami, Florida, as Senior Business Development Coordinator, 1994 to October 1995, and Business Development Coordinator, 1991 to 1994.

         As additional properties are acquired, the Company anticipates attracting additional, equally successful and qualified, directors, officers, and facility managers.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directores and executive officers, and persons who own more than ten percent of the outstanding common stock, to file with the Securities and Exchange commission (the"SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required. The Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners wre complied with during the year ended December 31, 1997, except for Directors,
C. John Knorr, Jane Bergman, Donald Schupp and Chief Financial Officer, Timothy Benjamin, who inadvertently filed a late Form 3 for reporting initial beneficial ownership of securities.

ITEM 10.  EXECUTIVE COMPENSATION

No executive officer of the Company has had annual compensation in excess of $100,000. The following table shows for the year ended December 31, 1997, the cash and other compensation paid by the Company to its President and Chief Financial Officer.

                          Summary Compensation Table

Name and
Principal                 Fiscal                Other Annual       All Other
Position               Year   Salary   Bonus    Compensation      Compensation

--------               ----   ------   -----    ------------      -------------
Jane Bergman,          1997   $-0-     $-0-        $-0-             $8,750(1)
 President                                                          =========

C. John Knorr (2)      1998    -0-      -0-         -0-                  0


(1) Represents the value determined by management of 140,000 shares of Common Stock earned in 1997 pursuant to the employment agreements between the Company and Ms. Bergman.

(2) Commenced employment on August 31, 1995 as President and resigned as President on June 1, 1996.

Employment Agreements

         On June 1, 1997 the Company entered into a one (1) year employment agreement with Jane Bergman, the Company's President, which agreement may automatically be renewed for up to one (1) year, upon the mutual consent of the parties thereto. The agreement provides for an initial base salary of up to an aggregate of 80,000 shares of the Company's Common Stock per year, medical benefits, insurance and other fringe benefits. The shares of Common Stock to be issued to Ms. Bergman shall be issued as follows: Twenty Thousand (20,000) shares to be issued on the last day of the completion of the first quarter following the signing of the agreement, Twenty Thousand (20,000) shares to be issued at the completion of the second quarter following the signing of the agreement, Twenty Thousand (20,000) shares to be issued on the last day of the completion of the third quarter following the signing of the agreement, and Twenty Thousand (20,000) to be issued on the last day of the completion of the final quarter following the signing of the agreement. The employment agreement provides for full time employment and contains a provision that the employee will not compete or engage in a business competitive with the current or anticipated business of the Company for the term of the agreement and in the event Ms. Bergman is terminated for cause or voluntarily resigns, she shall be subject to the non-competition clause for a period of one (1) year after termination or resignation.

         On October 30, 1997, the Company entered into a one (1) year employment agreement with Timothy M. Benjamin, the Company's Chief Financial Officer. The agreement provides a base salary of $53,500 a year, medical benefits, insurance and other fringe benefits, and stock options. The stock options are exercisable for a period of five years from the date of vesting at an exercise price of the greater of $1.00 per option or the average bid price per share of Common Stock for the year 1998, determined by averaging the bid prices as of March 31, 1998, June 30, 1998, September 30, 1998 and December 31, 1998 for any options vesting on December 31, 1998. Subject to the provisions of the employment agreement, the total of up to 40,000 option shares for 1998 shall vest provided that during that year; (1) as of December 31, the Company shall have attained no less than a 20% increase in its Earnings Before Income Tax over the previous December 31 year-end; and/or (2) as of December 31, the weighted average earnings per share of the Company's Common Stock shall have increased by no less than 20% over the previous years weighted average earnings per share, which shall be determined by the sum of the average outstanding shares during the relevant year as of March 31, June 30, September 30, and December 31, divided by four, and comparing that number to the previous years number, calculated in a like manner; and/or (3) as of December 31, the average bid price of the Common Stock shall have increased by no less than 20% over the previous years average bid price, which shall be determined by the average bid price of the Common Stock for the five consecutive business days commencing December 1. The Employment Agreement provided for full time employment and contains a provision that the employee will not compete or engage in a business competition with the current or anticipated business of the Company for the term of the agreement and in the event Mr. Benjamin is terminated for cause or voluntarily resigns, he shall be subject to the non-competition clause for a period of one (1) year after termination or resignation.

Option Grants in Last Fiscal Year

The Company granted no options to purchase shares of Common Stock during the fiscal year ended December 31, 1997. The following table sets forth information with respect to the grant of options during the fiscal year ended December 31, 1997 to each person named in the Summary Compensation Table.


                           Number of          % of Total
                           Securities         Options/SARs
                           Underlying         Granted to            Exercise or
                           Options/SARs       Employees in          Base Price
 Name                      Granted(#)         Fiscal Year           ($/Shares)          Date     Expiration
 ----                      ----------         -----------           ----------          ----     ----------

Jane Bergman, President       -0-               -0-           -0-          -0-


        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES
--------------------------------------------------------------------------------

                                                 Number of
                                                 Securities        Value of
                                                 Underlying        Unexercised
                      Shares                     Unexercised       in-the-Money
                      Acquired                   Options/SARs      Options/SARs
                      on          Value          at FY-End (#)     at FY-End ($)
                      Exercise    Realized       Exercisable/      Exercisable/
         Name            (#)        ($)          Unexercisable     Unexercisable
--------------------------------------------------------------------------------

Jane Bergman,            0            0               0                    0
   President




            LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                                  Estimated Future Payouts Under
                   Number         Performance     Non-Stock Price-Based Plans
                   of Shares,     or Other        -----------------------------
                   Units or       Period Until
                   Other Rights   Maturation      Threshold   Target    Maximum
         Name      (#)            or Payout       ($ or #)   ($ or #)   ($ or #)
--------------------------------------------------------------------------------
Jane Bergman,       0              0                0             0         0
 President

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on February 2, 1998 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At April 2, 1998, there were 5,004,185 shares of Common Stock outstanding. The address of each of the persons set forth below is 38801 Overseas Highway, Big Pine Key, Florida 33043, except as otherwise noted.

                                               No. of Shares
                                             of Common Stock
Name and Address                            Beneficially Owned
----------------                            ------------------

C. John Knorr, Jr.(1)                            911,561
Jane Bergman (2)                                 260,000
Donald E. Schupp                                   -0-
Timothy M. Benjamin(3)                            50,000
Thomas L. Callahan(4)                            688,145
Linda Brauer(5)                                  350,698
All executive officers and directors
 as a group (four persons)                     1,221,561

------------------------------

(1) Includes 101,203 shares of Common Stock held by Infinity Investment Group, Inc., the general partner of the Partnership, in which Mr. Knorr is the sole shareholder. Does not include (i) 333,333 shares of Common Stock issuable upon the exercise of options at a price of $.01 per share at any time after January 1, 1998 until January 1, 2002 and (ii) 333,333 shares of Common Stock issuable upon the exercise of options at a price of $.01 per share at any time after January 1, 1999 until January 1, 2003.

(2) Does not include 20,000 shares of Common Stock issuable pursuant to the Employment Agreement entered into between the Company and Ms. Bergman which shares are issuable quarterly during the remaining quarter of employment at a rate of 20,000 shares on the last day of May 31, 1998.


(3) Excludes 40,000 shares issuable pursuant to options which vest upon certain conditions. See "Employment Agreements:"

(4)  The address is 144 De Coursey Cove Lane, Queenstown, MD 21658.

(5)  The address is 11308 Bedfordshire Avenue, Potomac, MD 20854.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Partnership and Infinity Investments Group, Inc., a Florida corporation and general partner of the Partnership (the "Management Company") which is owned and controlled by C. John Knorr, Chairman of the Board, entered into an agreement under which the Management Company provided management services to the Partnership (the "Management Agreement"). Under the terms of the Management Agreement, the Management Company received an annual management fee equal to three (3%) percent of front desk revenues, plus two (2%) percent of total gross revenues, payable monthly. For the year ended December 31, 1996, the Management Company received from the Partnership an aggregate of $106,506 for services rendered. The Management Agreement terminated on December 31, 1996 pursuant to the disposition by the

Partnership of all of the Partnership's assets, and therefore, no fees were incurred during 1997. Also, Infinity Investments privately owns three park model units located at the Sunshine Key Resort. These rental units are managed through Ohio Key I's rental management program and balances to and from all units change monthly. Prior to 1997, the Management Company collected and distributed income derived from the rental of privately owned park models on the rental management program at the Sunshine Key Resort. This function was assumed by Ohio Key I, Inc. as of January 1, 1997.

         As of the date hereof, there are stock options to purchase an aggregate of 666,666 shares of Common Stock outstanding, which were granted to Mr. Knorr on October 9, 1996 in consideration for Mr. Knorr guaranteeing the payment of $1,000,000 pursuant to the Guarantee Agreement between C. John Knorr, Jr. and WAMCO XXII, Ltd., dated August 6, 1996.

         Mr. Knorr is presently compensated by the subsidiary, Ohio Key I, Inc. and Ohio Key II, Inc. the sum of $62,000 annually for services as its sole officer and director. The Company owed Mr. Knorr directly and indirectly a sum of $102,272 as of December 31, 1996 and was owed by Mr. Knorr directly and indirectly a sum of $5,638 as of December 31, 1997 that is referred to as "Due to/from Affiliates" in the financials. These sums are related to the above mentioned accrued management fees and rental unit incomes that are offset by conversions to stock. Balances are adjusted quarterly and do not include his annual salary compensation referenced above. References to "Due From Affiliates" are found in Note 5 of the 1997 financials and "Due to Affiliates" the 1997 consolidated statement of cash flows.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

3.1 Articles of Incorporation dated 5/30/90 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.2 Articles of Incorporation Amendment to the Articles of Incorporation dated 6/29/95 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.3 Articles of Incorporation Amendment to the Articles of Incorporation dated 6/20/90 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.4 Articles of Incorporation Amendment to the Articles of Incorporation dated 8/15/95 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.5 Ohio Key I Articles of Incorporation dated 12/16/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.6 Ohio Key II Articles of Incorporation dated 12/16/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.7 Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)


3.8 Ohio Key I Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.9 Ohio Key II Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

3.10 Articles of Incorporation Amendment to the Articles of Incorporation dated June 29, 1997. (1)

4.1 Specimen Common Stock Certificate (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

4.2 Specimen Class A Common Stock Purchase Warrant (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

4.3 Specimen Class B Common Stock Purchase Warrant (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.1 Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates Limited Partnership effective August 30, 1995 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.2 Loan Restructuring Agreement between Ohio Key I, Inc.; WAMCO XXII Ltd. and Sunshine Key Associates Limited Partnership dated 1/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.3 10.3 Promissory Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio Key II, Inc. dated 12/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.4 Restated Mortgage and Assumption Agreement (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.5 Assignment for Assumption of Leases between Ohio Key I, Inc and Sunshine Key Associates Limited Partnership dated 1/24/97
        (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.6 Agreement for Assumption of Liabilities between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.7 Assignment and Assumption of Contracts between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.8 Assignment between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.9 Employment Agreement between the Company and Timothy Benjamin dated 10/31/97. (1)

10.10 Employment Agreement between the Company and Jane E. Bergman dated 6/1/97( Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.11 Stock Option Agreement between the Company and Timothy Benjamin dated 10/01/97. (1)

23.1    Consent of Morrison, Brown, Argiz & Co. (1)

23.2    Consent of Garcia, Espinosa, Miyares & Co. (1)

27.1    Financial Data Schedule. (1)

99.1 Order Confirming Debtor's Modified Third Amended Plan of Reorganization, Case No. 96-10174-BKC-RAM in the United States Bankruptcy Court, Southern District of Florida (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

99.2 Company's Modified Third Amended Plan of Reorganization (Incorporated by reference to the exhibit of the same number filed with the

        Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

------------------
(1) Filed herewith

Reports on Form 8-K

         The Company filed a report on Form 8-K, date of report December 5, 1997, which reported the Company's change in Accountants.

                                  SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       Pelican Properties International, Inc.
                                       (Registrant)

                                       By: /S/ JANE BERGMAN
                                           ----------------------
                                                Jane Bergman
                                           President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                   Title                                 Date
         ---------                   -----                                 ----

/S/ C. JOHN KNORR          Chairman of the Board                  April 14, 1998
-----------------
C. John Knorr

/S/ JANE BERGMAN           President and Director
----------------           (Principal Executive Officer)          April 14, 1998
Jane Bergman

/S/ DONALD E. SCHUPP       Director
--------------------
Donald E. Schupp                                                  April 14, 1998

/S/ TIMOTHY M. BENJAMIN    Chief Financial Officer and
-----------------------    Treasurer (Principal Financial
Timothy M. Benjamin        Officer)                               April 14, 1998

                             FINANCIAL STATEMENTS

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                               TABLE OF CONTENTS

CONSOLIDATED BALANCE SHEET.............................................1

CONSOLIDATED STATEMENTS OF OPERATIONS..................................2

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT.......................3

CONSOLIDATED STATEMENTS OF CASH FLOWS..................................4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................5 - 19

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Pelican Properties, International Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pelican Properties, International Corp. and Subsidiaries (the "Company") as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pelican Properties, International Corp. and Subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE 3 to the consolidated financial statements, the Company has experienced losses resulting in a deficit equity position. At December 31, 1997, the Company's current liabilities exceeded its current assets by approximately $2,200,000. Future working capital requirements are dependent on the Company's ability to restore and maintain profitable operations, to restructure its financing arrangements or obtain alternative financing as required. Management's plans in regard to these matters are also described in NOTE 3. As described in NOTES 6, 12 and 16, the Company emerged from bankruptcy in December, 1996 under a plan of reorganization. It is not possible to predict the outcome of future operations or whether the necessary alternative financing can be arranged, if needed. The Company's ability to achieve the foregoing elements of its business plan, which may be necessary to permit the realization of assets and satisfaction of liabilities in the ordinary course of business, is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MORRISON, BROWN, ARGIZ AND COMPANY

Certified Public Accountants
Miami, Florida
February 27, 1998 (except Note 17, as
to which the date is March 6, 1998)

INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
Pelican Properties, International Corp. and Subsidiaries

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of Pelican Properties, International Corp. and Subsidiaries (the "Company") for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of Pelican Properties, International Corp. and Subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

GARCIA, ESPINOSA, MIYARES & CO.
Certified Public Accountants
Coral Gables, Florida
April 9, 1997

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997

ASSETS

CURRENT ASSETS

  Cash                                                             $  63,335
  Accounts receivable                                                 54,535
  Inventories                                                         52,992
  Other current assets                                                27,303
                                                             ---------------

           TOTAL CURRENT ASSETS                                      198,165

PROPERTY AND EQUIPMENT, net                                        6,171,103

OTHER ASSETS                                                         123,870
                                                             ---------------

           TOTAL ASSETS                                      $     6,493,138
                                                             ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable and accrued expenses                      $       252,824
  Deferred revenues                                                  222,764
  Current portion of pre-petition debt                                32,260
  Other current liabilities                                          620,045
  Current maturities of long-term debt                             1,065,018
  Loans payable to stockholders                                      241,153
                                                             ---------------

           TOTAL CURRENT LIABILITIES                               2,434,064
                                                             ---------------
LONG TERM LIABILITIES


  Long-term debt, less current maturities                          4,946,649
  Long-term portion of pre-petition debt                             120,546
                                                             ---------------
           TOTAL LONG TERM LIABILITIES                             5,067,195
                                                             ---------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
 Preferred Stock, par value $.001; 1,000,000 shares
 authorized and 195,907 shares Series A convertible
 cumulative 6%, issued and outstanding                                   196
 Common stock, par value $.001; 100,000,000 shares
  authorized; 4,954,185 shares issued and outstanding                  4,954
 Additional paid in capital                                        3,536,894
 Accumulated deficit                                              (4,550,165)
                                                             ---------------

           TOTAL STOCKHOLDERS' DEFICIT                            (1,008,121)
                                                             --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $     6,493,138
                                                             ===============


The accompanying notes are an integral part of these consolidated financial statements.

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED DECEMBER 31,


                                                            1997                  1996
                                                      ---------------       ---------------

REVENUES                                              $     3,648,678       $     3,342,310

COST OF REVENUES                                            1,081,893             1,022,029
                                                      ---------------       ---------------
GROSS PROFIT                                                2,566,785             2,320,281
                                                      ---------------       ---------------
EXPENSES
   Operating                                                1,308,852             1,272,766
   General and administrative                                 708,569               520,444
   Interest                                                   439,505               243,889
   Depreciation and amortization                              337,875               212,168
                                                      ---------------       ---------------
           TOTAL EXPENSES                                   2,794,801             2,249,267
                                                      ---------------       ---------------

INCOME (LOSS) FROM OPERATIONS                                (228,016)               71,014

OTHER EXPENSES, net                                          (254,320)             (202,126)
                                                      ---------------       ---------------
LOSS BEFORE MINORITY INTEREST
  AND EXTRAORDINARY GAIN                                     (482,336)             (131,112)

MINORITY INTEREST IN LOSS FROM SUBSIDIARY                        -                   (2,181)
                                                      ---------------       ---------------

LOSS BEFORE EXTRAORDINARY GAIN                               (482,336)             (133,293)

EXTRAORDINARY GAIN (Net of minority
  interest of $28,331)                                             -              1,912,093
                                                      ---------------       ---------------
           NET INCOME (LOSS)                          $      (482,336)      $     1,778,800
                                                      ===============       ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
 FROM CONTINUING OPERATIONS                           $          (.10)       $         (.03)
                                                      ===============        ==============
BASIC AND DILUTED EARNINGS PER SHARE FROM
 EXTRAORDINARY ITEMS                                  $          -          $           .51
                                                      ===============       ===============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE           $          (.10)       $          .48
                                                      ===============        ===============


  The accompanying notes are an integral part of these consolidated financial statements

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996




                                              Common Stock      Preferred Stock        Additional
                                           ------------------  -----------------        Paid-in        Accumulated
                                           Shares     Amount   Shares    Amount         Capital          Deficit        Total

                                         -------     ------  --------  --------   ---------------   --------------  -------------

  Balances - January 1, 1996 .....     3,606,094   $   3,606      --    $ --        $ 2,300,781   $ (5,846,629)   $  (3,542,242)

  Conversion of 1996 pre-petition
    debt to equity................       534,029         534      --      --            800,511             --          801,045

  Issue of stock compensation ....       100,000         100      --      --              6,150             --            6,250

  Issue of stock compensation ....       333,333         333      --      --             20,500             --           20,833

  Issue of common stock options -

   loan origination ..............          --          --        --      --             41,667             --           41,667

  Net income .....................          --          --        --      --                 --      1,778,800        1,778,800
                                     -----------   --------- -------  -------       -----------    -----------      -----------

  Balances - December 31, 1996 ...     4,573,456       4,573      --      --          3,169,609     (4,067,829)        (893,647)
                                     -----------   --------- -------  -------       -----------    -----------      -----------

  Issue of stock compensation ....        50,000          50      --      --              3,075             --            3,125

  Issue of stock compensation ....        50,000          50      --      --              3,075             --            3,125

  Issue of common stock ..........       200,000         200      --      --             24,800             --           25,000

  Issue of preferred stock .......          --          --    195,907    196            293,666             --          293,862

  Issue of common stock to repay loan     20,156          20      --      --             30,230             --           30,250

  Issue of common stock to shareholder    13,906          14      --      --                (14)            --                0

  Issue of common stock to repay loan      6,667           7      --      --              9,993             --           10,000

  Issue of stock compensation ....        20,000          20      --      --              1,230             --            1,250

  Issue of stock compensation ....        20,000          20      --      --              1,230             --            1,250

  Net loss .......................          --          --        --      --                 --       (482,336)        (482,336)
                                       ---------   --------- --------  ------        ----------    -----------      -----------

  Balances - December 31, 1997 ...     4,954,185   $   4,954  195,907   $196        $ 3,536,894   $ (4,550,165)  $   (1,008,121)
                                       =========   ========= ========  ======       ===========    ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.



           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                           1997                   1996
                                                                        ----------              --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $      (482,336)      $     1,778,800
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation and amortization                                        337,875               212,168
     Extraordinary gain - forgiveness of debt                                   -            (1,940,424)
     Non-cash compensation                                                  8,750                 6,250
     Impaired assets written-off and disposed of                           49,880                  -

     Change in operating assets and liabilities:
       Accounts receivable                                                 32,481                (9,753)
       Inventories                                                          3,333                (9,481)
       Other current assets                                               252,397                (2,473)
       Other assets                                                         8,384               274,338
       Accounts payable and accrued expenses                                3,598              (271,036)
       Deferred revenues                                                    6,419                 3,108
       Other current liabilities                                          307,335                (6,018)
       Due to affiliate                                                  (102,272)              102,272
       Pre-Petition debt                                                     -                  442,979
                                                                  ---------------       ---------------

           NET CASH PROVIDED BY
            OPERATING ACTIVITIES                                          425,844               580,730
                                                                  ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                   (326,808)             (144,319)
                                                                  ---------------       ---------------

           NET CASH USED BY INVESTING ACTIVITIES                         (326,808)             (144,319)
                                                                  ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                   (358,962)             (300,000)
  Payment of pre-petition debt                                             59,309                  -
  Proceeds from other loans                                               277,228                70,252
                                                                  ---------------       ---------------

           NET CASH USED BY FINANCING ACTIVITIES                         (141,043)             (229,748)

                                                                  ---------------       ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                     (42,007)              206,663

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              105,342              (101,321)
                                                                  ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $        63,335       $       105,342
                                                                  ===============       ===============


The accompanying notes are an integral part of these consolidated financial statements.

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE  1 -       BUSINESS AND ORGANIZATION

                Pelican Properties, International Corp. ("Pelican") through its subsidiary, Ohio Key I, Inc. and Ohio Key II, Inc. ("Subsidiaries") (collectively the "Company"), owns and operates a recreational vehicle and camping resort in the Florida Keys as its primary business. The Subsidiaries also own and operate a convenience store, gas station, bait and tackle shop, and marina on its premises. In August, 1995, an agreement was consummated whereby the majority of the Limited Partners of Sunshine Key Associates, Ltd., Partnership ("Partnership") exchanged limited partnership interests for shares of the common stock in Pelican Properties, International Corp. Pelican did not acquire any part of the general partnership interest in the Partnership. As of December 31, 1997 and 1996, the Subsidiary and Partnership interest represented the majority of Pelican's assets and liabilities. Furthermore, as a result of the bankruptcy plan and related debt restructuring, substantially all assets and liabilities of the Partnership were merged into Ohio Key I, Inc. and Ohio Key II, Inc. on January 1, 1997. Pelican is in the business of acquiring suitable business ventures primarily in the travel and leisure industry.

                The Company is economically dependent upon the recreational and tourism trade and changes in weather conditions in the Florida Keys. The operations are seasonal, with peaks during the first and fourth quarters of the year.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

                 The consolidated financial statements include the financial statements of Pelican Properties, International Corp. and its 98.54% limited partnership interests in Sunshine Key Associates, Ltd. Partnership for the year ended December 31, 1996. For the year ended December 31, 1997, the consolidated financial statements include the financial statements of Pelican and its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc. All material intercompany transactions and balances have been eliminated.

                USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents are defined as financial
                instruments with maturities of three months or less. As a result, the recorded amounts approximate their fair value. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, such balances may be in excess of the federally insured limit of $100,000.

                ACCOUNTS RECEIVABLE

                  Accounts receivable at December 31, 1997 and 1996 consisted of community fees, credit card charges, and storage fees. The fair value of accounts receivable approximates the recorded amounts. No allowance for uncollectible accounts was considered necessary at December 31, 1997.

                INVENTORIES

                  Inventories consisting of groceries, gift shop items, bait and tackle, gas, oil, and other supplies are valued at the lower of cost or market. Cost is determined using the first in, first-out (FIFO) method.

                PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for major improvements and additions are capitalized and depreciated while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed as incurred.

                INCOME TAXES

                  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes".
                                      -6-

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                INCOME TAXES (CONTINUED)

                  Management does not believe that any part of the
                extraordinary gain for the year ended December 31, 1996, resulting in its entirety from the forgiveness of debt incurred by the Partnership under its Chapter 11 Plan of Reorganization, will be taxable to the Company under the bankruptcy exception, as provided in Code Section 108 of the Internal Revenue Code. The entire gain has been treated as a permanent difference for the 1996 income tax expense calculation. In the event that the Internal Revenue Service would deem that all, or part of the extraordinary gain is taxable, the Company may incur an additional, material tax liability. The financial statements do not include any adjustments that may result from this uncertainty.

                REVENUE RECOGNITION

                  The Company records site rentals on the accrual basis of
                accounting ratably over the term of guest stays, as earned. The Company requires a non-refundable deposit prior to the actual stay, which is recorded as reservation deposits within other current liabilities in the accompanying consolidated balance sheet.

                  Deferred revenues arise from annual community fees charged in advance to park model owners. The Company recognizes community fees over the term of the year, as earned.

                EARNINGS PER SHARE

                  At December 31, 1997, the Company adopted Statement of
                Financial Accounting Standards ("SFAS") No. 128, "Earnings
                Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. This statement requires restatement of all prior-period EPS data presented.

                  The net income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior year common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the 1996 net loss per share calculation as their effect would be antidilutive. The difference between primary and fully diluted earnings per share is not material.

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                EARNINGS PER SHARE (CONTINUED)

                  Basic and diluted earnings per share amounts are equal
                because the Company has a loss from continuing operations and outstanding options, warrants and their equivalents are non-exercisable as of December 31, 1997. Additionally, consideration of the redeemable preferred stock would result in anti-dilutive effects to earnings per share.

                  The weighted average number of shares used to compute EPS
                were 4,743,819 and 3,737,441 for 1997 and 1996, respectively.

NOTE 3 -        GOING CONCERN

                  As shown in the accompanying consolidated financial
                statements, the Company has incurred losses and has deficits in working capital and net worth. Additionally, the Company has a $1 million debt maturing in December, 1998 (NOTE 6). These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  Management is working to refinance the debt due in December,
                1998 and is evaluating methods to reduce costs and improve results of operations. There can be no assurance that the Company will be successful in its efforts to refinance the debt or restore and maintain profitable operations. The consolidated financial statements do not include any adjustments, other than the current classification of the long-term debt due in December, 1998 that might result from the outcome of this uncertainty.

NOTE 4 -        PROPERTY AND EQUIPMENT

                  Property and equipment at December 31, 1997 consisted of the following:

                                            Estimated Useful
                                                 Life
                                            ----------------
                Land                               -           $    3,814,761
                Buildings and improvements    15-31 years           3,465,392
                Machinery and equipment         5-7 years             985,827
                Furniture and fixtures            7 years             181,126
                Vehicles and trailers           5-7 years             223,268
                Pools, courts, etc.               7 years             133,134
                Computer software                 5 years              10,365
                                                              ---------------
                                                                    8,813,873

                Less accumulated depreciation                       2,642,770
                                                               --------------
                                                               $    6,171,103
                                                               ==============

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 4 -        PROPERTY AND EQUIPMENT (CONTINUED)

                  Depreciation was $222,428 and $212,168 for the years ended
                December 31, 1997 and 1996, respectively. Property and equipment are located primarily in Monroe County, Florida.

                  The Company's land includes a certain amount of acreage
                designated as an Area of Critical County Concern (a bird sanctuary).

NOTE 5 -        OTHER ASSETS

                  Other assets at December 31, 1997 consisted of the
                following:

                Security deposits                                 $     12,405
                Due from affiliate                                       5,638
                Loan origination costs (net of amortization
                 of $115,446)                                          105,827
                                                                  ------------
                                                                  $    123,870
                                                                  ------------
                  Beginning in 1997 loan origination costs are being amortized over 23 months. Amortization expense was $115,446 for the year ended December, 1997.

NOTE 6 -        LONG-TERM DEBT

                Mortgage note payable:
                  The Note was restructured and restated in January, 1997, retroactive to December 31, 1996. The new agreement provides for interest payments of $5,000 to be paid monthly through August 30, 1997. Commencing on August 30, 1997, the Note bears interest at 9% per annum (effective rate of 6.7% per annum). Beginning on September 30, 1997, the Company began making payments of principal and interest in the amount of $39,442. The Note matures on October 30, 1999 at which time the outstanding principal balance and all accrued interest will become due. Under certain conditions the Company may have an option to extend the maturity until October 30, 2002. The Note is secured by a mortgage which is collateralized by substantially all property and equipment.

                                                                  $ 4,684,236

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 6 -        LONG-TERM DEBT (CONTINUED)

                  Promissory note payable:
                  Note payable at 12% per annum. Principal payable in 23
                  consecutive monthly installments of interest only commencing
                  February, 1997 and ending December, 1998, at which time the outstanding principal balance and all accrued interest will become due. The Note is secured by a second mortgage and by substantially all property and equipment and is guaranteed
                  by a stockholder.                                             1,000,000

                  Notes payable to Small Business Administration:
                  Two notes payable to the Small Business Administration were reorganized as a result of the Modified Third Amended Plan of Reorganization. The notes are payable over ten years and accrue interest at the rate of 4% per annum. For the first
                  24 months, commencing January, 1997, the monthly payments
                  will be $2,000. Thereafter, the outstanding principal
                  balance and all accrued interest shall be amortized over an eight year period. The notes are secured by a mortgage on
                  substantially all property and equipment.                       327,431
                                                                         ----------------
                                                                                6,011,667

                Less current maturities                                         1,065,018
                                                                         ----------------
                Long-term debt                                            $     4,946,649
                                                                         ================

                  The fair value of the Company's long-term debt is estimated to approximate carrying value.

                  The aggregate maturities of long-term debt subsequent to
                December 31, 1997 are as follows:

                      1998                                               $     1,065,018
                      1999                                                     4,699,710
                      2000                                                        72,590
                      2001                                                        36,718
                      2002                                                        38,214
                      Thereafter                                                  99,417
                                                                         ---------------

                                                                         $     6,011,667
                                                                         ===============

                                     -10-

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 6 -        LONG-TERM DEBT (CONTINUED)

                On January 11, 1996, the Partnership filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Florida. The case was filed in response to the foreclosure action initiated by Nationsbank, N.A. with respect to the real property owned by the Partnership. In May, 1996, the claims of Nationsbank were acquired by WAMCO XXII, Limited ("WAMCO"). Following various contested matters before the Bankruptcy Court, the Partnership was ultimately able to negotiate a settlement of the bankruptcy case with WAMCO. The agreement was reflected in the Modified Third Amended Plan of Reorganization ("Plan") proposed by the Partnership. The Plan called for an effective date of December 20, 1996. In January, 1997, the Company undertook the transactions necessary to make the Plan effective, including a refinancing of the property in order to reduce the obligation to WAMCO to $4.7 million. As per the agreement, the Company paid WAMCO a total amount of $1 million toward principal, of which $100,000 was paid directly by the Company in January, 1997. The discounted obligation was evidenced by a Restated Note and Mortgage which were executed in January, 1997, retroactive to December 31, 1996.

                In exchange for the foregoing concessions, the Company agreed to grant WAMCO continuing relief from the Automatic Stay to Complete Foreclosure in the event of a default by the Company or the Obligor under the terms of the agreement or the occurrence of a bankruptcy filing by or against the Obligor and full relief from the Automatic Stay to foreclose the mortgage securing the restructured debt in the event of any future bankruptcy filing by or against the Obligor.

                Aside from the treatment of the mortgage claims, the Plan also proposed to re-amortize the indebtedness evidenced by the second mortgage on the property and that the assets and liabilities of the Partnership be transferred to wholly owned subsidiaries of Pelican Properties, International Corp. Under the Plan, the Company will pay unsecured creditors in full, in cash, over a period of 48 months.

                Pursuant to Section 1141 of the Bankruptcy Code, the entry of the Confirmation Order discharges the Company of any and all liabilities listed on the Schedules, except as otherwise provided in the Plan. As of October 29, 1996, the Company emerged from the bankruptcy proceeding and is now operating as the Reorganized Debtor. It is management's opinion that they have complied, to date, with all transactions pursuant to the Plan.

                Interest expense on all indebtedness was $439,505 and $243,889 for the years ended December 31, 1997 and 1996, respectively.

                   PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 7 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses at December 31, 1997 consisted of the following:

                Accounts payable                              $       112,651
                Sales taxes                                            22,714
                Payroll taxes                                           1,134
                Staff leasing expense                                  10,067
                Personal property taxes                                 5,716
                Real estates taxes                                    100,542
                                                              ---------------
                                                              $       252,824
                                                              ===============
NOTE 8 -        OTHER CURRENT LIABILITIES

                Other current liabilities at December 31, 1997 consisted of the following:

                Reservation deposits                          $       399,549
                Accrued and deferred interest                         217,348
                Miscellaneous                                           3,148
                                                              ---------------
                                                              $       620,045
                                                              ===============
NOTE 9 -        INCOME TAXES

                The components for income taxes for the years ended December 31, 1997 and 1996 are as follows:


                                                1997                1996
                                         ---------------        -------------
                      Current
                        Federal        $      (121,765)      $        (14,160)
                        State                  (19,697)                (2,291)
                                       ---------------       ----------------
                                              (141,462)               (16,451)
                                       ---------------       ----------------

                      Deferred
                        Federal                121,765                 14,160
                        State                   19,697                  2,291
                                       ---------------       ----------------
                                               141,462                 16,451
                                       ---------------       ----------------


               Total income taxes      $          -          $            -
                                       ===============       ================

                   PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 9 -        INCOME TAXES (CONTINUED)

                The provision (benefits) for deferred income taxes consists of the following:

                                                     1997             1996
                                                ---------------  -------------

                Increase in valuation allowance    $ 141,462       $  16,451


                Net deferred tax assets and liabilities at December 31, 1997 are as follows:

                Deferred tax assets:

                 Loss carryforward benefit         $  257,602

                 Less valuation allowance            (257,602)
                                                 ------------

                Net deferred tax asset             $        -
                                                 ============

                The valuation allowance for deferred tax assets was $257,602 at December 31, 1997. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management considers, among other things, the scheduled deferred tax liabilities, projected future taxable income, and other planning strategies.

                The combined state and federal effective tax rate for 1997 and 1996 was 37.65%.

NOTE 10 -       RELATED PARTY TRANSACTIONS

                Infinity Investments Group, Inc. ("Infinity") is a Florida corporation and the general partner of the Partnership. As per terms of a management agreement dated January 2, 1990 between Infinity and the Partnership, Infinity is to provide management services to the Partnership in exchange for a management fee equaling 3% of front desk revenues, plus 2% of total gross revenues, payable monthly. Management fees incurred for the years ended December 31, 1996 was $106,506. The agreement was terminated as part of the bankruptcy Plan, and therefore, no fees were incurred during 1997.

                   PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 11 -       REVENUES

                Revenues consisted of the following:
                                                        1997          1996
                                                       -------       -------

                Site rentals                        $ 1,597,635   $ 1,466,699
                Merchandise sales                     1,560,007     1,444,373
                Other (community fees and rental
                 management)                            491,036       431,238
                                                   ------------   -----------
                                                    $ 3,648,678   $ 3,342,310
                                                   ============   ===========

NOTE 12 -       COMMITMENTS AND CONTINGENCIES

                The Company is involved in an appeal of an adverse decision by the Monroe County Building Department to deny the right to use free standing concrete blocks to stabilize recreational vehicles. There is no threatened fine or penalty. However, the impact of this ruling could negatively effect the Company's ability to accommodate recreational vehicles that do not have alternative stabilization devices.

                The Company is involved in a Code Enforcement case with Monroe County arising out of the use of camping on the south side of the Company's property, which resulted in an adverse ruling and a lien against the Company's property. This case is on appeal before the Third District Court of Appeal. The appeal has been perfected and all necessary documents have been filed with the Third District Court of Appeals for over a year and no ruling has yet been issued. If the Appeals Court upholds the Monroe County Code Enforcement's lien, the maximum amount of that lien was settled and paid during 1997 at $20,000. Despite this contingent liability, the probability of success in this case is favorable.

                The Company is involved in various legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

                Legal fees incurred were approximately $114,000 and $163,000 for the years ended December 31, 1997 and 1996, respectively.
                As previously stated in NOTE 6 to the financial statements, as a result of the bankruptcy plan and related debt restructuring at January 1, 1997, the Company is currently paying the mortgage holders under the terms of all of the various restructured and new notes payable. Foreclosure by any of the mortgage holders upon default of any of the terms and conditions of the agreements (see NOTE 6), may at that time, terminate the Company's ability to satisfy its remaining obligations and pose substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                   PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 12 -       COMMITMENTS AND CONTINGENCIES (CONTINUED)

                ENVIRONMENTAL MATTERS


                During 1997, based on the timeframes outlined in a Florida Department of Environmental Regulation ("FDER") mandated tank replacement program, the partially underground petroleum storage tanks located in the marina area needed to be replaced. During the removal of the old tanks some limited contaminated soil was identified. The Company engaged certain professional environmental consultants to assist with rectification of the problem. The appropriate initial remedial action was taken and subsequent to the placements of the new tanks, below surface monitoring began. As of February, 1998 the readings of any contaminants are all below acceptable specified levels and have been submitted for a "No Further Action" status and the issuance of a "Site Rehabilitation Completion Order".

                The Company also has underground petroleum storage tanks in its gas station area on a monitoring only plan. Although no assessment has been recently pursued by the FDER, the Company has plans to analyze and submit the new readings in May, 1998 for a "No Further Action" status for this area also.

                The Company engaged certain professional environmental consultants to assist with the assessment, analysis, monitoring and resolution of the problems indicated above. The problems are believed to have been rectified and the Company is awaiting an evaluation and determination from FDER regarding a "No Further Action" status and the issuance of a Site Rehabilitation Completion Order. Although the Company may incur future costs for environmental compliance, the Company does not believe that these matters will have a material adverse effect on the consolidated financial statements of the Company.

                OPERATING LEASE

                The Company rented office facilities in Miami, Florida on a month to month basis during 1996. The rent expense was $3,000 for the year ended December 31, 1996.

                EMPLOYMENT AGREEMENTS

                The Company has employment agreements with two of its officers. The agreements provide for payment of certain base salaries, benefits and stock options.

                  PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 13 -       SUPPLEMENTAL CASH FLOW INFORMATION

                Supplemental disclosure of cash flow information:

                                             1997                 1996
                                          ----------            --------
                Interest paid      $       218,411       $       179,750
                Taxes paid                    -                     -

                Supplemental schedule of non-cash financing activities:

                During 1997, the Company issued 195,907 shares of preferred stock in satisfaction of loans and debt totaling $293,862 (see
                NOTE 15).

                During 1997, the Company issued 26,823 shares of common stock in satisfaction of loans totaling $40,250.

                During 1997, the Company issued 200,000 shares of common stock to consultants in exchange for certain consulting services rendered in connection with assisting the Company with (1) the merger of the Company and Sunshine Key Associates Limited Partnership, (2) filing Standard & Poor's application and Form 211 application for listing of the Company's common stock on the OTC, and (3) maintaining current public information and shareholder relations. The shares were valued at an aggregate amount of $25,000.

                During 1996, the Company had non-cash transactions relating to the $1 million loan from American Capital and Equity Corporation as follows: a receivable of $277,228 included in other current assets, a principal reduction of the note payable to WAMCO of $600,000, and loan origination costs of $122,772. As compensation for guaranteeing the loan, both stock and options were issued resulting in a $333 increase to common stock and a $62,167 increase to additional paid-in capital.

                During 1996, the Partnership had non-cash transactions relating to conversion of debt to partners' capital in the amount of $801,045.

                Additionally, during 1996, $1,940,424 of non-cash income from the extraordinary gain on forgiveness of debt was reduced from net income in arriving at net cash flow from operating activities.

NOTE 14 -       STOCKHOLDERS' DEFICIT

                During 1996 and 1997, the Company issued 100,000 and 140,000 shares of common stock, respectively, to a key executive as compensation.

                In December, 1996, the Company issued 534,029 shares of common stock in conversion of $801,045 of Chapter 11 Pre-petition debt to equity.

                  PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 14 -         STOCKHOLDERS' DEFICIT (CONTINUED)

                During December, 1996, the Company issued 333,333 shares of common stock to the Chairman of the Board as consideration for personally guaranteeing a loan (NOTE 6). Additionally, 666,667 options to purchase common stock were granted at an exercise price of $.01. 50% of the total options are exercisable on January 1, 1998, and the remaining 50% are exercisable on January 1, 1999.

                STOCK OPTIONS AND PURCHASE WARRANTS

                The Company has various stock options outstanding to certain officers.

                The following table presents information on stock options:

                                           Total      Exercisable      Option
                                          Option        Option          Price
                                           Shares       Shares          Range
                                          -------     -----------      ------
                Options outstanding
                  at January 1, and
                  December 31, 1997        746,666         -       $.01 - $2.50



                Class A Common Stock Purchase Warrants:

                The Company has 200,000 Class A Common Stock Purchase Warrants ("Class A Warrants") outstanding. The holders of each Class A Warrant are entitled to purchase one share of Common Stock of the Company at an exercise price of $5.00 per share. The Class A Warrants are exercisable any time after issuance until March 19, 2000 and are subject to redemption by the Company, on not less than thirty days written notice, at a price of $.005 per Class A Warrant.

                Class B Common Stock Purchase Warrants:

                The Company has 200,000 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. The holders of each Class B Warrant are entitled to purchase one share of Common Stock of the Company at an exercise price of $5.00 per share. The Class B Warrants are exercisable any time after issuance until March 19, 2001 and are subject to redemption by the Company, on not less than thirty days written notice, at a price of $1.00 per Class B Warrant.

                Holders of both Class A and B Warrants will automatically forfeit their rights to purchase the shares of Common Stock of the Company unless the Class A and B Warrants are exercised before they are redeemed. The Class A and B Warrants contain provisions that protect the holders against dilution by adjustment of the exercise price in certain events, including stock dividends, stock splits, mergers and for other unusual events.

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

NOTE 15 -       CONVERTIBLE PREFERRED STOCK

                During 1997, the Company amended its articles of incorporation to authorize 1,000,000 shares of Preferred Stock of which 195,907 shares were designated "Series A Convertible Cumulative Preferred Stock", with a par value of $.001 per share. The holders are entitled to receive a cumulative annual dividend of 6% of the stated value ($1.50 per share) on January 1 of each year commencing January 1, 1998, payable in cash or common stock of the Company.

                Holders of the Series A preferred stock have the right to convert each share of preferred stock into the Company's common stock at any time, at a conversion ratio of one share of Series A preferred stock for one share of common stock. In the event the Series A preferred stock is not converted by December 31, 1999, the Company shall have the right to convert the then outstanding shares of Series A preferred stock to common stock of the Company. In the event the Series A preferred stock is not converted by either of the holders thereof or by the Company, the Series A preferred stock will continue to subsist as established. The conversion price is subject to adjustments under certain events. The Company has the right to redeem the Series A preferred stock at any time, at a pre-determined price.

                During 1997, the Company issued 195,907 shares of Series A preferred stock in satisfaction of certain loans and debt amounting to $293,862. The preferred shares issued included 46,666 shares to the Chairman of the Board of the Company, who cancelled a loan in the amount of $70,000.

NOTE 16 -       EXTRAORDINARY GAIN - FORGIVENESS OF INDEBTEDNESS

                The Partnership was able to negotiate a settlement of the bankruptcy case with WAMCO (See NOTE 6). The Plan included a refinancing in order to reduce the obligation to WAMCO to $4.7 million. As per the agreement, the Partnership paid WAMCO a total amount of $1 million toward principal, of which $100,000 was paid in January, 1997. As a result of the discounted obligation, the Partnership incurred an extraordinary gain from forgiveness of debt in the amount of $1,940,424. This amount is comprised of a principal reduction in the mortgage note of $616,854 and an accrued interest reduction of $1,323,570.

NOTE 17 -       SUBSEQUENT EVENTS

                On February 26, 1998, the Company granted to the Chief Financial Officer ("CFO"), the option to purchase up to 50,000 shares of Common Stock at an exercise price of $.01 per share that is vested and exercisable on March 1, 1998. On March 6, 1998, the CFO exercised the option and was issued 50,000 shares of Common Stock of the Company as restricted shares under Rule 144 of the Securities Act of 1933.

                   PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  DECEMBER 31, 1997 AND 1996

NOTE 18 -         SIGNIFICANT FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

                During the fourth quarter of 1997, the Company recorded various significant adjustments, as follows (approximate amount of):


                Effective interest on debt-expense                                 $       140,000
                Offering expenses incurred and written off during 1997                     113,000
                Impairment loss on leasehold improvements                                   35,000
                Depreciation expense adjustment                                             65,000
                Accrued real estate taxes                                                   28,000
                                                                                   ---------------
                                                                                   $       381,000
                                                                                   ===============

                                             -19-