Form 10QSB
period 1998-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-05-20
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

           [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

           [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                 For the transition period from ____________ to ____________.


                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL, CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                      65-0616879
       -----------------------                             -----------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                             38801 Overseas Highway
                           Big Pine Key, Florida 33043
                           ---------------------------
                     (Address of Principal Executive Office)

                                 (305) 872-2217
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [      ]   No [  X   ]


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of May 7, 1998 was 5,004,185.

Traditional Small Business Disclosure Format: Yes [  X  ]   No [     ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                              Page

ITEM. 1  Financial Statements                                                  1

         Condensed consolidated Balance Sheets
         March 31, 1998 and December 31, 1997                                  2

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 1998 and March 31, 1997                  3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and March 31, 1997                  4

         Condensed Notes to Consolidated Financial Statements                5-7

ITEM 2   Management's Discussion and Analysis or Plan of Operation          8-12



PART II.  OTHER INFORMATION

         Items 1 - 6                                                          12

         27. Financial Data Schedule (for SEC use only)



SIGNATURES


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                               March 31,              December 31,
                                                                                 1998                     1997
                                    ASSETS
CURRENT ASSETS
  Cash                                                                     $    134,072             $       63,335
  Accounts receivable                                                             29,382                    54,535
  Inventories                                                                     45,560                    52,992
  Other current assets                                                            12,493                    27,303
                                                                           -------------            --------------
         Total current assets                                              $     221,507            $      198,165

PROPERTY, PLANT AND EQUIPMENT, net                                             6,143,237                 6,171,103
OTHER ASSETS                                                                      89,369                   123,870
                                                                           -------------            --------------

         TOTAL ASSETS                                                      $   6,454,113            $    6,493,138
                                                                           =============            ==============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $     255,457            $      252,824
  Deferred revenues                                                              148,476                   222,764
  Current portion of pre-petition debt                                            30,476                    32,260
  Other current liabilities                                                      519,596                   620,045
  Current maturities of long-term debt                                         1,073,169                 1,065,018
  Loan Payable to Stockholders                                                   241,153                   241,153
                                                                           -------------            --------------
                           Total current liabilities                           2,268,327                 2,434,064
                                                                           -------------            -------------
LONG TERM LIABILITIES
  Long term debt, less current maturities                                      4,922,734                 4,946,649
  Long term portion of pre-petition debt                                         107,829                   120,546
  Deferred income taxes                                                            2,196                         -
                                                                           -------------            --------------
         Total long term liabilities                                           5,032,759                 5,067,195
                                                                           -------------            --------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 6% Preferred Stock, par value $.001; 1,000,000 shares
  authorized and 195,907 Series A shares issued as of
  March 31, 1998.                                                                   196                        196
Common stock, par value $.001; 100,000,000 shares
   authorized; 4,954,185 shares issued as of
   December 31, 1997 and 5,024,185 shares issued
   as of March 31, 1998.
                                                                                   5,024                     4,954
  Additional paid in capital                                                   3,539,824                 3,536,894
  Accumulated deficit                                                        ( 4,392,017)              ( 4,550,165)
                                                                           -------------            --------------
         Total stockholders' equity (deficiency)                             (   846,973)              ( 1,008,121)
                                                                           -------------            --------------
         TOTAL LIABILITIES AND
                 STOCKHOLDERS' EQUITY
                (DEFICIENCY)                                               $   6,454,113             $   6,493,138
                                                                           =============             =============



                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Statements of
              Operations For the three months ended March 31, 1998
                               and March 31, 1997
                                   (Unaudited)



                                                                    March 31,    March 31,
                                                                      1998         1997

REVENUES                                                           $1,307,387   $1,545,138
COST OF REVENUES                                                      258,843      378,726
                                                                   ----------   ----------

GROSS PROFIT                                                       $1,048,544   $1,166,412

EXPENSES
         Operating                                                    372,615      365,657
         General and administrative                                   134,752      182,846
         Interest                                                     114,816      109,876
         Depreciation and Amortization                                 84,453       82,303
                                                                   ----------   ----------
Total Expenses                                                        706,636      740,682
                                                                   ----------   ----------

INCOME (LOSS) FROM OPERATIONS                                         341,908      425,730

OTHER EXPENSES, net                                                 (  67,565)   ( 102,535)
                                                                   ----------   ----------

INCOME (LOSS)BEFORE
  INCOME TAXES                                                        274,343      323,195

PROVISION  FOR INCOME TAXES                                           116,195      113,280
                                                                   ----------   ----------

NET INCOME (LOSS)                                                  $  158,148   $  209,915
                                                                   ==========   ==========

BASIC EARNINGS (LOSS) PER  SHARE
FROM CONTINUING OPERATIONS                                         $     .032   $     .046
                                                                   ==========   ==========
DILUTED EARNINGS (LOSS) PER SHARE                                  $     .028   $     .041
                                                                   ==========   ==========

                                      4




                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
                    Condensed Consolidated Statements of Cash
               Flows For the three months ended March 31, 1998 and
                                 March 31, 1997
                                   (Unaudited)

                                                                March 31,    March 31,
                                                                  1998         1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss):                                            $ 158,148    $ 209,915
  Adjustments to reconcile net income
     (loss) to net cash (used)  provided
      by operating activities:
           Depreciation and amortization                          84,453       82,303
           Non-cash compensation                                   2,500        3,125
           Impaired assets written-off and disposed of            28,593       14,933

           Change in operating assets and liabilities:
                Accounts receivable                               25,153       33,058
                Inventories                                        7,432          887
                Other current assets                              14,810          852
                Other assets                                       5,639      236,229
                Accounts payable and accrued expenses              2,633       (7,882)
                Deferred revenues                                (74,288)     (72,115)
                Other current liabilities                       (100,449)    (101,323)
                Due to affiliate                                    --        (50,281)
                Deferred tax liability                             2,196        1,245
                Pre-Petition debt                                (14,501)     (43,424)
                                                               ---------    ---------
                Net adjustments                                  (15,829)      97,607
                                                               ---------    ---------
            NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                       142,319      307,522
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                 (56,319)     (25,816)
                                                               ---------    ---------
            NET CASH (USED) BY INVESTING ACTIVITIES              (56,319)     (25,816)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments on long-term debt                 (15,763)    (100,000)
            Repayment of  loan                                      --        (30,000)
            Proceeds from issuance of common stock                   500         --
                                                               ---------    ---------
            NET CASH (USED) BY
                  FINANCING ACTIVITIES                           (15,263)    (130,000)
                                                               ---------    ---------
              NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                70,737      151,706
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      63,335      105,342
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 134,072    $ 257,048
                                                               =========    =========

                                       5

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

March 31, 1998

Note 1 - Basis of presentation
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1997.

The March 31, 1998 and March 31, 1997 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. and its 98.54% owned subsidiary, Sunshine Key Associates Limited Partnership, an inactive Partnership after December 31, 1996. As stated in Note 6 to the December 31, 1997 audited financial statements, as a result of the bankruptcy plan and related debt restructuring, substantially all assets and liabilities of Sunshine Key were merged into Ohio Key I, Inc. and Ohio Key II, Inc. on January 1, 1997. Ohio Key I, Inc. and Ohio Key II, Inc. are newly formed, wholly owned subsidiaries of Pelican Properties, International Corp. incorporated in January of 1997. No pro forma information has been presented because Ohio Key I, Inc. and Ohio Key, II, Inc. were formed exclusively to succeed the business of Sunshine Key and thus the merger has no material impact on the consolidated financial statements of the Company.

The March 31, 1997 condensed consolidated financial statements have been adjusted retroactively to reflect significant 1997 fourth quarter adjustments.

Note 2 - SEC Comments on Form 10SB
----------------------------------

On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement. The Company received thirty-three comments, thirteen specifically relating to financial statements, from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, the accompanying unaudited condensed consolidated financial statements include most of the SEC comments made to the company's Form 10SB as reported in its Form 10-K filing and related financial statements. The remaining comments are not directly related to issues incurred and disclosed in the first quarter of 1998 and 1997. Management believes that those remaining comments that could affect the Company's financial statements can be resolved to the satisfaction of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company or the SEC and changes to the financial statements could occur that materially affect the information stated. Prior year financials were also restated to incorporate the

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - SEC Comments on Form 10SB (continued)
----------------------------------------------

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

Note 3 - Amortization
---------------------

Beginning in January of 1997, loan origination costs approximating $222,000 are being amortized over 23 months.

Note 4 - Stock transactions
---------------------------

On February 28, 1998 the Company issued 20,000 shares of common stock as compensation resulting in a $20 increase to "Common stock" and a $2,480 increase to "Additional paid in capital." During 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock options, stock purchase plans, restricted stock and stock appreciation rights. SFAS No. 123 defines and encourages the use of the fair value method of accounting for employee stock-based compensation.

On February 26, 1998 the Company granted to the Chief Financial Officer ("CFO"), the option to purchase up to 50,000 shares of Common Stock at an exercise price of $.01 per share that is vested and exercisable on March 1, 1998. On March 6, 1998, the CFO exercised the option and was issued 50,000 shares of Common Stock of the company as restricted shares under Rule 144 of the Securities Act of 1933.

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 5 - Seasonal fluctuations
------------------------------

The Company generally derives 35% to 40% of its revenue during the three months ended March 31 of each year. The current financial statements for the three months ended March 31, 1998 and March 31, 1997, therefore, reflect results of operations during the Company's peak season.

Note 6 - Net income (loss) per share
------------------------------------

The net income (loss) per share is computed by dividing the net income or (loss) for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior years common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered common stock equivalents.

The weighted average number of shares used to compute basic EPS was 4,973,815 and 4,569,096 for 1998 and 1997, respectively. The weighted average number of shares used to compute diluted EPS was 5,533,885 and 5,129,096 for 1998 and 1997, respectively.

Note 7 - Revenues
-----------------

Revenues consisted of the following:
                                                                   1998                      1997

Site Rentals                                                  $  790,020                $  834,639
Merchandise Sales                                                392,314                   518,380
Other (community fees and rental management)                     125,053                   192,119
                                                              ----------                ----------

                                                              $1,307,387                $1,545,138
                                                              ==========                ==========

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

         Pelican Properties, International Corp., through its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., owns and operates a resort known as the Sunshine Key RV Resort and Marina. The resort encompasses all of Ohio Key, Florida located in the Florida Keys. The company's primary objective is the management of its existing property and the acquisition and management of additional properties in the recreational and leisure industry's resort destination segment. The references to operations generally refer to this subsidiary unless otherwise noted. Prior to the December 31, 1996 acquisition by Ohio Key I, Inc., the asset was owned by Sunshine Key Associates, Limited Partnership.

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

         On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement. The Company received thirty-three comments, thirteen specifically relating to financial statements, from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, the accompanying unaudited condensed consolidated financial statements include most of the SEC comments made to the company's Form 10SB as reported in its Form 10-K filing and related financial statements. The remaining comments are not directly related to issues incurred and disclosed in the first quarter of 1998 and 1997. Management believes that those remaining comments that could affect the Company's financial statements can be resolved to the satisfaction of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company or the SEC and changes to the financial statements could occur that materially affect the information stated. Prior year financials were also restated to incorporate the write off of certain expenses that will be addressed in this filing. The following is a summary of the relevant remaining comments not incorporated into this filing that relate to the 1996 financials:

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


Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

         Revenues for the three-month period ended March 31, 1998 was $1,307,387 compared to $1,545,138 for the three months ended March 31, 1997. The $237,751 or 15.39% decrease was due primarily to the unfavorable weather conditions caused by the "El Nino" phenomenon. This weather pattern created an unseasonably wet and windy winter in the Florida Keys causing revenue decreases in all operations of the resort. Site rental operations decreased $83,559 or 9.21% and convenience store and marina sales decreased $52,020 or 21.65%. The phenomenon also created unseasonably warm winter in the Northeast United States which is where a large number of the Company's winter guests originate from thus negatively affecting there travel plans to escape the typical cold winter weather. Revenues also decreased due to the decrease in fuel costs that resulted in a decrease in fuel revenue of $73,066. The period ended March 31, 1997 also includes a $45,000 insurance settlement that attributed to the decrease in the period ended March 31, 1998 revenue decrease.

         Cost of Revenues decreased $119,883 or 31.65% from $378,726 in the three months ended March 31, 1997 to $258,843 in three months ended March 31, 1998. The decrease is primarily attributable to the 19.47% decrease in merchandise sales. The Cost of Revenues percentage decrease exceeds the revenue decrease primarily due to a higher markup on fuel sold in the first quarter of 1998 as compared to the same quarter in 1997 as well as an overall markup increase in both the convenience store and marina.

         Gross profit decreased $117,868 or 10.11% to $1,048,544 for the three months ended March 31, 1998 from $1,166,412 in the three months ended March 31, 1997. The gross profit decrease was proportionately lower than the decrease in revenue due to better management of the costs of revenues.

         Operating, general and administrative expenses ("OG&A") were $507,367 for the three month period ended March 31, 1998 compared to $548,656 for the three month period ended March 31, 1997. The $41,289 decrease was primarily due to decreases in legal fees and maintenance as well as a combination of several other line items that individually amount to insignificant amounts.

         Interest expense increased $4,940 for the three-month period ended March 31, 1998 from $114,816 to $109,876 for the three month ended March 31, 1997. Depreciation and amortization increased $2,150 to $84,453 for the three months ended March 31, 1998 from $82,303 in the three months ended March 31, 1997.

Liquidity and Capital Resources

         The Company's working capital decreased $165,609 from the December 31, 1997 deficit of $2,434,064 to a deficit of $2,268,455 as of March 31, 1998. This decrease in attributable to decreases in both deferred revenues reservation deposits as well as an increase in cash. The working capital deficit amount is primarily due to the December 1998 maturing of the $1,000,000 second mortgage. Management has worked with several lenders in an attempt to consolidate the first and second mortgages. Management believes that they will secure financing acceptable to the company and does consider this note as a going concern. The increase was also comprised of $241,153 described as Loans payable to Stockholders previously booked as a long-term liability. Management does not believe the holders of these loans, which are all current stockholders of the company, will demand payment and therefore does not consider them a going concern.

         At March 31, 1998 the Company had accounts receivable of $29,382 as compared to $54,535 at December 31, 1997. This decrease is due to an increased collection effort by management. Accounts payable and accrued expense increased $2,631 to $255,788 as of March 31, 1998 as compared $252,824 as of December 31, 1997.

         Cash outlays for capital expenditures of property and equipment totaled $56,319 for the three-month period ending March 31, 1998 compared to $25,816 for the three-month period ending March 31, 1997. Most of the cash outlays for capital improvements was for the continuing project of the replacement and upgrade of the park's electrical system. At March 31, 1998 management estimates that the replacement and upgrade to the park's electrical system is approximately eighty percent complete and anticipates full completion and conversion in 1998.

         In January 1997 the mortgage note payable to WAMCO XXII, Ltd. was restructured and restated to December 31, 1996. The new agreement provides for interest payments of $5,000 to be paid monthly through August 30, 1997. Commencing on August 30, 1997, the Note will bear interest at the rate of 9% per annum. Beginning on September 30, 1997, principal and interest payments will begin on the outstanding principal balance of $4,700,000. Considering paragraph 15 of APB 21, the Company re-amortized this loan in its interest calculations in the financial statements based on the recording of imputed interest using a constant effective interest rate method. The note will mature on October 30, 1999 at which time the outstanding principal balance and all accrued interest will become due and payable in full. At maturity, the Company has a one-time option to extend the maturity of the restated note until October 30, 2002 if certain conditions are met. The Company also has provisions in the agreement for an early payment discount equal to 8% of the outstanding principal balance of the restated note if it was repaid before November 30, 1997 and a 5% discount if the note is repaid in full after November 30, 1997 and before November 30, 1998. The Company also entered into a promissory note for $1,000,000 at 12% per annum. This note is payable in 23 consecutive monthly installments of interest only commencing February 1997 and ending December 1998, at which time the outstanding principal balance and accrued interest will become due and payable in full. As part of the bankruptcy settlement, the Company also restructured an existing note payable to the Small Business Administration. This $326,401 note is now payable over ten years at a 4% per annum with the first 24 months principal and interest payments fixed at $2,000. Thereafter, the outstanding principal balance will be amortized over a period of eight years at 4% per annum.

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

Ohio Key I, Inc. Subsidiary

         Management anticipates increases in revenue for remainder of 1998. Several factors will influence this increase. A rate increase was implemented in October of 1997 that represented the first increase in two years. Management expects a normalization in the weather patterns affected by the "El Nino" phenomenon. Also, since the majority of the peak-season falls within the first quarter, which represents approximately 40% of the yearly revenues, management feels there is a tremendous potential for increased sales in the off-peak season. A more focused marketing effort targeted to improve operations in the off-peak season had been implemented in 1997. The many capital improvements undertaken in the last several years along with present projects is believed to improve the overall appeal of the park and thus increase sales.

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

         Not applicable


Item 3. Defaults Upon Senior Securities

         Not applicable


Item 4. Submission of Matters to a Vote of Security-Holders

         On May 18, 1998 the Company received the written consent of the majority of shareholders to authorize its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., "Subsidiaries" to enter into an agreement to sell the collectively owned assets known as Sunshine Key RV Resort and Marina, "Property". The terms and conditions of the sale outlined in the consent are described in the "Item 5. Other Information" section of this filing.

Item 5. Other Information

         The subsidiaries entered into an agreement to sell the property to a large national RV park and mobile home operator "Buyer" pursuant to the terms of an Agreement of Purchase and Sale and Escrow Instructions for a sale price of $15,750,000 to be paid in cash or other immediately available funds to the Corporation. The Buyer has deposited $150,000 into an escrow account that is forfeited if the sale is not completed by fault of the Buyer. The closing date is scheduled for May 29, 1998 subject only to adjustment in the event that certain documentation needed to consumate the transaction is unable to be completed as of that date. The Company estimates the net proceeds from the sale will result in a positive stockholders equity of over $9,000,000. The Company will not change the nature of its business strategy and will continue to seek the acquisition of other resort destination properties.




Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated April 8, 1998 regarding a change in auditors. Form 8-K/A dated April 14, 1998 regarding a change in auditors.

         3.10     Agreement of Purchase and Sale and Escrow Instructions

         27         Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:  May 19, 1998                  By: /S/ Jane Bergman
                                        ------------------------------
                                        Jane Bergman, President


DATE:  May 19, 1998                  By: /S/ Timothy M. Benjamin
                                        -------------------------------
                                        Timothy M. Benjamin, CFO/Treasurer