Form 10QSB/A
period 1998-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-06-12
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                 [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                          For the quarterly period ended March 31, 1998

                 [    ]   Transition Report Under Section 13 or 15(d) of
                          the Exchange Act

                          For the transition period from ________to_________.


                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL, CORP.
                     ---------------------------------------
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

                                 (305) 251-4060
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes [   X   ]   No [     ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of June 1, 1998 was 5,054,185.

Traditional Small Business Disclosure Format: Yes [     ]   No [  X   ]

                    PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

ITEM. 1  Financial Statements                                                1

         Condensed consolidated Balance Sheets
         March 31, 1998 and December 31, 1997                                2

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 1998 and March 31, 1997                3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and March 31, 1997                4

         Condensed Notes to Consolidated Financial Statements              5-7

ITEM 2   Management's Discussion and Analysis or Plan of Operation        8-12



PART II.  OTHER INFORMATION
---------------------------

         Items 1 - 6                                                        12

         27. Financial Data Schedule (for SEC use only)                     13



SIGNATURES

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                March 31,              December 31,
                                                                                  1998                     1997
                                    ASSETS
CURRENT ASSETS
  Cash                                                                     $       134,072          $         63,335
  Accounts receivable                                                               29,382                    54,535
  Inventories                                                                       45,560                    52,992
  Other current assets                                                              12,493                    27,303
                                                                          ----------------          ----------------
         Total current assets                                              $       221,507          $        198,165

PROPERTY, PLANT AND EQUIPMENT, net                                               6,143,237                 6,171,103
OTHER ASSETS                                                                        89,369                   123,870
                                                                          ----------------          ----------------

         TOTAL ASSETS                                                     $      6,454,113          $      6,493,138
                                                                          ================          ================

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $        255,457          $        252,824
  Deferred revenues                                                                148,476                   222,764
  Current portion of pre-petition debt                                              30,476                    32,260
  Other current liabilities                                                        516,950                   620,045
  Current maturities of long-term debt                                           1,073,169                 1,065,018
  Loan Payable to Stockholders                                                     241,153                   241,153
                                                                          ----------------          ----------------
                  Total current liabilities                                      2,265,681                 2,434,064
                                                                          ----------------          ----------------
LONG TERM LIABILITIES
  Long term debt, less current maturities                                        4,922,734                 4,946,649
  Long term portion of pre-petition debt                                           107,829                   120,546
  Deferred income taxes                                                              2,196                         -
                                                                         -----------------          ----------------
         Total long term liabilities                                             5,032,759                 5,067,195
                                                                         -----------------          ----------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 6% Preferred Stock, par value $.001; 1,000,000
  shares  authorized and 195,907 Series A shares
  issued as of  March 31, 1998.                                                        196                       196
Common stock, par value $.001; 100,000,000   shares
   authorized; 4,954,185 shares issued as of December 31, 1997
   and 5,024,185 shares issued as of March 31, 1998.                                 5,074                     4,954
  Additional paid in capital                                                     3,546,024                 3,536,894
  Accumulated deficit                                                           (4,395,621)               (4,550,165)
                                                                          ----------------          ----------------
         Total stockholders' equity (deficiency)                                  (844,327)               (1,008,121)
                                                                          ----------------          ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)          $      6,454,113           $     6,493,138
                                                                          ================          ================

                                       2

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
          For the three months ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

                                                                    March 31,                      March 31,
                                                                      1998                            1997

REVENUES                                                       $    1,307,387                  $    1,545,138
COST OF REVENUES                                                      258,843                         378,726
                                                              ---------------                 ---------------

GROSS PROFIT                                                        1,048,544                       1,166,412

EXPENSES
         Operating                                                    372,615                         365,657
         General and administrative                                   134,752                         182,846
         Interest                                                     114,816                         109,876
         Depreciation and Amortization                                 84,453                          82,303
                                                             ----------------                 ---------------
Total Expenses                                                        706,636                         740,682
                                                             ----------------                 ---------------

INCOME (LOSS) FROM OPERATIONS                                         341,908                         425,730

OTHER EXPENSES, net                                                   (73,815)                       (102,535)
                                                             ----------------                 ---------------

INCOME (LOSS)BEFORE
  INCOME TAXES                                                        268,093                         323,195

PROVISION  FOR INCOME TAXES                                           113,549                         113,280
                                                             ----------------                 ---------------

NET INCOME (LOSS)                                             $       154,544                    $    209,915
                                                             ================                 ===============

BASIC EARNINGS (LOSS) PER  SHARE
FROM CONTINUING OPERATIONS                                   $           .031                    $       .046
                                                             ================                 ===============
DILUTED EARNINGS (LOSS) PER SHARE                            $           .028                    $       .041
                                                             ================                 ===============

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 1998 and March 31, 1997
                                   (Unaudited)

                                                                                        March 31,         March 31,
                                                                                          1998              1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss):                                                               $    154,544          $    209,915
  Adjustments to reconcile net income
     (loss) to net cash (used)  provided
      by operating activities:
           Depreciation and amortization                                                84,453                82,303
           Non-cash compensation                                                         2,500                 3,125
           Impaired assets written-off and disposed of                                  28,593                14,933

           Change in operating assets and liabilities:
                Accounts receivable                                                     25,153                33,058
                Inventories                                                              7,432                   887
                Other current assets                                                    14,810                   852
                Other assets                                                             5,639               236,229
                Accounts payable and accrued expenses                                    2,633                (7,882)
                Deferred revenues                                                      (74,288)              (72,115)
                Other current liabilities                                             (103,095)             (101,323)
                Due to affiliate                                                             -               (50,281)
                Deferred tax liability                                                   2,196                 1,245
                Pre-Petition debt                                                      (14,501)              (43,424)
                                                                                --------------        --------------
                Net adjustments                                                        (12,225)               97,607
                                                                                --------------        --------------
            NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                                             142,319               307,522
                                                                                --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                                       (56,319)              (25,816)
                                                                                --------------        --------------
            NET CASH (USED) BY INVESTING ACTIVITIES                                    (56,319)              (25,816)
                                                                                --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments on long-term debt                                       (15,763)             (100,000)
            Repayment of  loan                                                               -               (30,000)
            Proceeds from issuance of common stock                                         500                     -
                                                                                --------------        --------------
            NET CASH (USED) BY
                  FINANCING ACTIVITIES                                                 (15,263)             (130,000)
                                                                                --------------        --------------
              NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                                      70,737               151,706
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                            63,335               105,342
                                                                                --------------        --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $    134,072          $    257,048
                                                                                ==============        ==============

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

Note 2 - SEC Comments on Form 10SB
----------------------------------

On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement. The Company received thirty-three comments, thirteen specifically relating to financial statements, from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, the accompanying unaudited condensed consolidated financial statements include most of the SEC comments made to the company's Form 10SB as reported in its Form 10-K filing and related financial statements. The remaining comments are not directly related to issues incurred and disclosed in the first quarter of 1998 and 1997. Management believes that those remaining comments that could affect the Company's financial statements can be resolved to the satisfaction of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company or the SEC and changes to the financial statements could occur that materially affect the information stated. Prior year financials were also restated to incorporate the write off of certain expenses that will be addressed in this filing. The following is a summary of the relevant remaining comments not incorporated into this filing that relate to the 1996 financials: a) An explanation is required as to the

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 2 - SEC Comments on Form 10SB (continued)
---------------------------------------------

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

Note 4 - Stock transactions
---------------------------

On January 1, 1998 the Company issued 50,000 shares of common stock as payment of legal fees resulting in a $50 increase to "Common Stock" and a $6,200 increase to "Additional paid in capital."

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

On February 26, 1998 the Company granted to the Chief Financial Officer ("CFO") , the option to purchase up to 50,000 shares of Common Stock at an exercise price of $.01 per share that is vested and exercisable on March 1, 1998. On March 6, 1998, the CFO exercised the option and was issued 50,000 shares of Common Stock of the company as restricted shares under Rule 144 of the Securities Act of 1933.

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

Note 7 - Revenues
-----------------

Revenues consisted of the following:
                                                           1998           1997

Site Rentals                                       $    790,020   $      834,639
Merchandise Sales                                       392,314          518,380
Other (community fees and rental management)            125,053          192,119
                                                  -------------   --------------

                                                   $  1,307,387   $    1,545,138
                                                  =============   ==============

Note 8 - Subsequent Events
--------------------------

         On May 29, 1998 the Company's wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., sold the collectively owned assets known as Sunshine Key RV Resort and Marina for a sale price of $15,750,000 paid in cash. This transaction is further described in the accompanying management discussion and disclosures.

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

         Until May 29, 1998, Pelican Properties, International Corp., through its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., "Subsidiaries" owned and operated a resort known as the Sunshine Key RV Resort and Marina, "Property". The resort encompasses all of Ohio Key, Florida located in the Florida Keys. The Company's primary objective is the management of its existing property and the acquisition and management of additional properties in the recreational and leisure industry's resort destination segment. The references to operations generally refer to this subsidiary unless otherwise noted. Prior to the December 31, 1996 acquisition by Ohio Key I, Inc., the asset was owned by Sunshine Key Associates, Limited Partnership.

         On May 29, 1998 the Company's Subsidiaries sold the Property for a sale price of $15,750,000 paid in cash. As a result of this sale, the Company no longer owns directly or through subsidiaries any operating assets. The sales price was determined by National Home Communities, L.L.C. "Buyer" as the value it placed on the assets bought. The Buyer has no material relationship with the Company or any of its affiliates, directors or officers, or any associate of any such director or officer. The net proceeds of the sale have been placed in an IRS rule 1031 Exchange account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and meeting certain criteria. The Company fully intends to reinvest in properties that meet its primary objective and will make every effort to take advantage of the 1031 Exchange account benefits.

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

                  On September 12, 1997, Pelican Properties International Corp. filed the Form 10SB registration statement. The Company received thirty-three comments, thirteen specifically relating to financial statements, from the SEC regarding the Form 10SB registration statement. Although an amended Form 10SB has not been submitted to the SEC, the accompanying unaudited condensed consolidated financial statements include most of the SEC comments made to the company's Form 10SB as reported in its Form 10-K filing and related financial statements. The remaining comments are not directly related to issues incurred and disclosed in the first quarter of 1998 and 1997. Management believes that those
                                       8
remaining comments that could affect the Company's financial statements can be resolved to the satisfaction of the SEC without changes to the financial statements. There can be no assurances that these issues will be resolved to the satisfaction of the Company or the SEC and changes to the financial statements could occur that materially affect the information stated. Prior year financials were also restated to incorporate the write off of certain expenses that will be addressed in this filing. The following is a summary of the relevant remaining comments not incorporated into this filing that relate to the 1996 financials:
a) An explanation is required as to the basis for attributing 1996 compensation expense of $6,150 and $20,500 related to the issuance of 100,000 and 333,333 common shares to Jane Bergman, President, and Carl J. Knorr, Chairman. It is questioned as to the validity of attributing a $.06 value to these shares with respect to the market value of the 1996 stock prices; b) A request for consideration was given to the conversion of $801,045 of debt to 534,045 shares common stock at a $1.50 conversion rate on December 6, 1996 and the issuance of the above referenced 100,000 and 333,333 shares on December 31, 1996.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1998

         Revenues for the three-month period ended March 31, 1998 was $1,307,387 compared to $1,545,138 for the three months ended March 31, 1997. The $237,751 or 15.39% decrease was due primarily to the unfavorable weather conditions caused by the "El Nino" phenomenon. This weather pattern created an unseasonably wet and windy winter in the Florida Keys causing revenue decreases in all operations of the resort. Site rental operations decreased $83,559 or 9.21% and convenience store and marina sales decreased $52,020 or 21.65%. The phenomenon also created unseasonably warm winter in the Northeast United States which is where a large number of the Company's winter guests originate from thus negatively affecting there travel plans escape the typical cold winter weather. Revenues also decreased due to the decrease in fuel costs that resulted in a decrease in fuel revenue of $73,066. The period ended March 31, 1997 also includes a $45,000 insurance settlement that attributed to the decrease in the period ended March 31, 1998 revenue decrease.

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

Liquidity and Capital Resources

         The Company's working capital decreased $191,725 from the December 31, 1997 deficit of

$2,235,899 to a deficit of $2,044,174 as of March 31, 1998. This decrease in attributable to decreases in both deferred revenues reservation deposits as well as an increase in cash. The working capital deficit amount is primarily due to the December 1998 maturing of the $1,000,000 second mortgage. Management has worked with several lenders in an attempt to consolidate the first and second mortgages. Management believes that they will secure financing acceptable to the company and does consider this note as a going concern. The increase was also comprised of $241,153 described as Loans payable to Stockholders previously booked as a long-term liability. Management does not believe the holders of these loans, which are all current stockholders of the company, will demand payment and therefore does not consider them a going concern.

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

Outlook

         On May 29, 1998 the Company's Subsidiaries sold the Property for a sale price of $15,750,000 paid in cash. The net proceeds of the sale have been placed in an IRS rule 1031 Exchange account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and meeting certain criteria. The Company fully intends to reinvest in properties that meet its primary objective and will make every effort to take advantage of the 1031 Exchange account benefits. There can be no assurances that the Company will be able to fully take advantage of all benefits of the Section 1031 exchange.

         With the proceeds received in the sale of the assets, the Company will continue to seek to take advantage of the growing resort destination industry through its strategy of expanding through acquisitions. The Company intends to further take advantage of this growing industry by targeting locations where nature and the environment are the primary appeal of the location. Management believes that the resort destination is expected to grow substantially because of expectations of the baby boom population to increase 34% between 1995 and 2005

                           PART II - OTHER INFORMATION

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

Item 5. Other Information

         On May 29, 1998 the Company's wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., "Subsidiaries" sold the collectively owned assets known as Sunshine Key RV Resort and Marina, "Property" for a sale price of $15,750,000 paid in cash. The sales price was determined by National Home Communities, L.L.C. "Buyer" as the value it placed on the assets bought. The Buyer has no material relationship with the Company or any of its affiliates, directors or officers, or any associate of any such director or officer.

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated April 8, 1998 regarding a change in auditors. Form 8-K/A dated April 14, 1998 regarding a change in auditors.

                  27.   Financial Data Schedule (for SEC use only)

                3.10    Agreement of Purchase and Sale and Escrow Instructions

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:  June 11, 1998                  By:     /S/ C. John Knorr
                                         ----------------------
                                         C. John Knorr, Chairman


DATE:  June 11, 1998                  By:     /S/ Timothy M. Benjamin
                                         ----------------------------
                                         Timothy M. Benjamin, CFO/Treasurer