Form 10QSB
period 1998-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-08-18
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


    [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
             Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1998

    [    ]   Transition Report Under Section 13 or 15(d) of
             the Exchange Act

             For the transition period from ____________ to ____________.


                         Commission file number 0-23075


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
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

                              12520 SW 195 Terrace
                              Miami, Florida 33177
                              --------------------
                     (Address of Principal Executive Office)

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

                                    Yes [ X ]   No [  ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 3, 1998 was 5,094,185.

Transitional Small Business Disclosure Format: Yes [  ]   No [ X ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                  Page
-------  ---------------------                                                  ----

ITEM. 1  Financial Statements

         Condensed consolidated Balance Sheets
         June 30, 1998 and December 31, 1997                                    1

         Condensed Consolidated Statements of Operations--
         Three Months Ended June 30, 1998 and June 30, 1997                     2
         Six Months Ended June 30, 1998 and June 30, 1997

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended June 30, 1998 and June 30, 1997                     3

         Condensed Notes to Consolidated Financial Statements                   4-6

ITEM 2   Management's Discussion and Analysis or Plan of Operation              7-8



PART II. OTHER INFORMATION
-------  -----------------

         Items 1 - 6                                                              9

         27. Financial Data Schedule (for SEC use only)


SIGNATURES

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   June 30,            December 31,
ASSETS                                                                              1998                   1997
                                                                                                        (Proforma)
CURRENT ASSETS
  Cash                                                                         $    253,951             $    63,335
  Cash, restricted                                                                7,859,440                       -
  Other current assets                                                               17,492                       -
                                                                            ---------------          --------------
         Total current assets                                                     8,130,883                  63,335

PROPERTY, PLANT AND EQUIPMENT, net                                                   17,784                  14,105

OTHER ASSETS                                                                          4,003                   4,003
                                                                            ---------------          --------------

         Total assets                                                          $  8,152,670             $    81,443
                                                                            ===============          ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                        $     39,039             $         -
  Current portion of pre-petition debt                                                    -                  32,260
  Other current liabilities                                                          88,820                  89,956
  Current maturities of long-term debt                                                9,838                       -
  Income taxes payable - discontinued operations                                  1,569,785                       -
  Net current liabilities of discontinued operations                                                        605,648
  Loan payable to stockholders                                                            -                 241,153
                                                                            ---------------          --------------
                  Total current liabilities                                       1,707,482                 969,017
                                                                            ---------------          --------------

LONG TERM LIABILITIES
  Long term portion of pre-petition debt                                                  -                 120,547
  Deferred income taxes                                                           1,942,135                       -
         Total long term liabilities                                              1,942,135                 120,547
                                                                            ---------------          --------------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock (6%), par value $.001; 1,000,000 shares
  authorized and 195,907 issued as of  December 31, 1997                                  -                     196
 Common stock, par value $.001; 100,000,000 shares
  authorized; 4,954,185 shares issued as of  December 31,
  1997 and 5,094,185 shares issued as of June 30, 1998                                5,094                   4,954
 Additional paid in capital                                                       3,278,590               3,536,894
 Retained earnings (accumulated deficit)                                          1,219,369              (4,550,165)
                                                                            ---------------          --------------
         Total stockholders' equity (deficit)                                     4,503,053              (1,008,121)
                                                                            ---------------          --------------

         Total liabilities and stockholders' equity                            $  8,152,670             $    81,443
                                                                            ===============          ==============

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three Months Ended                Six Months Ended
                                               June 30,        June 30,       June 30,       June 30,
                                                 1998            1997           1998           1997
                                                             (Proforma)                    (Proforma)
REVENUES                                $             -     $         -     $        -    $         -
COST OF REVENUES                                      -               -              -              -
                                        ---------------    ------------    -----------    -----------
GROSS PROFIT                                          -               -              -              -
                                        ---------------    ------------    -----------    -----------

EXPENSES
    General and administrative                   91,674          32,694        142,565         55,855
    Interest                                     51,768               -         51,768              -
    Depreciation and amortization                   194               -            194              -
                                        ---------------    ------------    -----------    -----------
     Total expenses                             143,636          32,694        194,527         55,855
                                        ---------------    ------------    -----------    -----------
Loss from continuing operations
  before other income (expenses)               (143,636)        (32,694)      (194,527)       (55,855)

OTHER INCOME (EXPENSE)                              587         (66,209)       (45,532)      (153,978)
                                        ---------------    ------------    -----------    -----------

Loss from continuing operations
 before income taxes                           (143,049)       ( 98,903)      (240,059)      (209,833)

 TAX  BENEFIT                                   (53,858)        (37,237)       (90,382)       (79,002)
                                        ---------------    ------------    -----------    -----------

Loss from continuing operations                 (89,191)        (61,666)      (149,677)      (130,831)

Gain on sale of discontinued
  operations (net of income taxes)            5,477,012               -      5,477,012              -
Income (loss) from discontinued
  operations (net of income taxes)             (134,401)       (118,282)        80,629        160,798
                                        ---------------    ------------    -----------    -----------

Income (loss) before extraordinary gain       5,253,420        (179,948)     5,407,964         29,967

Extraordinary Gain (net of income taxes)        361,570               -        361,570              -

NET INCOME (LOSS                           $  5,614,990    $   (179,948)   $ 5,769,534   $     29,967
                                        ===============    ============    ===========   ============

Basic and diluted earnings (loss)
  per share:
         Continuing operations                  $  (.02)         $ (.01)       $  (.03)      $   (.03)
         Sale of discontinued operations           1.08               -           1.08              -
         Discontinued operations                   (.03)           (.03)           .02            .04
         Extraordinary gain                         .07               -            .07              -
                                        ---------------    ------------    -----------    -----------
         Net income (loss)                      $  1.10          $ (.04)       $  1.14       $    .01
                                        ===============    ============    ===========   ============

Weighted average number
of shares basic and diluted                   5,080,852       4,832,976      5,052,170      4,700,203
                                        ===============    ============    ===========   ============

                    PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
            For the six months ended June 30, 1998 and June 30, 1997
                                   (Unaudited)

                                                                          1998                 1997
                                                                                            (Proforma)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations:                                     $   ( 149,677)     $    (130,831)
Adjustments to reconcile income from continuing operations
  to net cash (used) provided by continuing operations:
     Depreciation and amortization                                             194                  -
  Changes in working capital of continuing operations:
     Decrease (increase) in other assets                                   (17,492)            95,542
     Increase (decrease) in accounts payable
        and accrued expenses                                                39,038            (57,135)
     (Decrease) in other current liabilities                                (1,136)           (79,002)
                                                                   ---------------      -------------
          Net cash used by continuing operations                          (129,073)          (171,426)
                                                                   ---------------      -------------
Net cash (used) provided by
              discontinued operations                                     (643,043)           392,848
                                                                   ---------------      -------------
         Net cash (used) provided by operating activities                 (772,116)           221,422
                                                                   ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                  (3,873)          (100,878)
     Proceeds from sale of discontinued operations                      14,983,262                  -
                                                                   ---------------      -------------
         Net cash (used) provided by investing activities               14,979,389           (100,878)
                                                                   ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on long-term debt of
        discontinued operations                                         (5,622,704)          (130,000)
     Repayment of shareholders' loans                                     (241,153)                 -
     Cash redemption of preferred stock                                   (293,860)                 -
     Proceeds from issuance of common stock                                    500                  -
                                                                   ---------------      -------------
         Net cash (used) provided by financing activities               (6,157,217)          (130,000)
                                                                   ---------------      -------------

Net increase (decrease) in cash and cash equivalents                     8,050,056             (9,456)

Cash and cash equivalents, beginning of period                              63,335            105,342
                                                                   ---------------      -------------

Cash and cash equivalents, end of period                             $   8,113,391      $      95,886
                                                                   ===============      =============


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1997.

The June 30, 1998 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. and its 99% owned subsidiary, Sunshine Key Associates Limited Partnership, an inactive Partnership after December 31, 1996.

As more fully discussed in Note 2, the Company's net liabilities have been segregated from continuing operations in the accompanying condensed consolidated balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows. The Company's 1997 condensed consolidated financial statements are shown proforma for comparison purposes.

The June 30, 1997 condensed consolidated financial statements have been adjusted retroactively to reflect significant 1997 fourth quarter adjustments.

Note 2 - SALE OF DISCONTINUED OPERATIONS
----------------------------------------

On May 29, 1998, the Company, through its wholly owned subsidiaries Ohio Key I, and Ohio Key II, sold its only revenue producing asset known as Sunshine Key RV Resort and Marina, which resulted in a gain of $ 8,784,302, which is net of $ 3,307,290 in taxes. The proceeds were used to pay outstanding indebtedness of $5,589,908 existing at date of sale. The sale is intended to qualify as a like-kind exchange as promulgated by Internal Revenue Code Section 1031. In order to ensure this type of income tax treatment, certain qualifying criteria must be met, including, but without limitation, the proceeds are to be held by a third party and such proceeds must be used to acquire like-kind property or properties. It is the intention of management to continue the Company's primary business and to reinvest such proceeds in resort type real estate.

As an additional result of the sale of discontinued operations, the company benefited from a forgiveness of debt due to early extinguishment. This is reflected on the Company's financial statements as an extraordinary gain of $ 361,570, which is net of $ 218,973 in taxes.

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 3 - DISCONTINUED OPERATIONS
--------------------------------

As more fully discussed in Note 2, the Company sold its principal revenue producing asset, and accordingly, the results of operations of Ohio Key I, and Ohio Key II, are being accounted for as discontinued operations. Also, the condensed consolidated balance sheet as of June 30, 1997 has been reclassified and shown proforma to reflect the Company's net liabilities of discontinued operations.

Net current liabilities of discontinued operations at December 31, 1997 are summarized as follows:

                  Accounts receivable                           $     54,535
                  Inventories                                         52,992
                  Other current assets                                27,303
                  Property and equipment, net                      6,171,103
                  Other assets                                       105,826
                  Accounts payable & accrued expenses               (251,690)
                  Deferred revenues                                 (222,764)
                  Other current liabilities                         (313,875)
                  Accrued interest                                  (217,348)
                  Current maturities of long-term debt               (65,018)
                  Long-term debt                                  (5,946,712)
                                                                ------------
                     Total                                      $   (605,648)
                                                                ============

Note 3 - DISCONTINUED OPERATIONS (continued)
-------------------------------------------

Information relating to the discontinued operations for the six months ended June 30, 1998 and 1997 are summarized as follows:

                                                                    1998              1997
                                                                     ----              ----
                  Revenues                                      $  1,853,644       $  2,311,196
                  Costs of revenues                                 (439,490)          (668,823)
                  Operating expenses                                (622,120)          (732,278)
                  General & administrative expenses                 (296,868)          (296,135)
                  Interest expense                                  (195,177)           (93,578)
                  Depreciation and amortization                     (142,681)          (161,001)
                  Income taxes                                       (76,679)          (198,583)
                                                              --------------      -------------
                     Income from discontinuing operations     $       80,629      $     160,798
                                                              ==============      =============


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 4 - STOCK BASED COMPENSATION
---------------------------------

On January 1, 1998 the Company issued 50,000 shares of common stock as payment of legal fees resulting in a $50 increase to "Common Stock" and a $6,200 increase to "Additional paid in capital."

On February 28, 1998 the Company issued 20,000 shares of common stock as compensation resulting in a $20 increase to "Common stock" and a $2,480 increase to "Additional paid in capital" . On May 29, 1998 the Company issued 20,000 shares on common stock as compensation resulting in a $20 increase to "Common Stock" and a $26,230 increase to "Additional paid in capital".

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

Note 5 - NET INCOME (LOSS) PER SHARE
------------------------------------

The net income (loss) per share is computed by dividing the net income or (loss) for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior years common stock options) for the period plus the dilutive effect of outstanding common stock options, warrants, and preferred shares considered common stock equivalents.

Note 6 - PREFERRED STOCK
------------------------

On June 30, 1997, the Company issued 195,907 shares of Series A Preferred Stock in exchange for payment of $293,862 of debt, $223,862 of which was included in Pre-petition debt and $70,000 was owed to a related party. On May 29, 1998, the Company redeemed 195,907 shares of Series A Preferred Stock or all of its Preferred Stock for $ 293,862 in cash.

Note 7 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

During 1998, the company issued shares of common stock as payment for legal expenses and as compensation of officers totaling $ 6,250 and $ 28,750 respectively.

Included in the Company's June 30, 1998 statement of operations is a non-cash extraordinary gain in the amount of $ 361,570 net of $ 218,973 in taxes. This resulted from an early extinguishment of debt as a result of the sale of discontinued operations.

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

         The Company's primary objective is the management of held assets and the acquisition and management of additional properties in the recreational and leisure industry's resort destination segment. Until May 29, 1998, Pelican Properties, International Corp., through its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., "Subsidiaries" owned and operated a resort known as the Sunshine Key RV Resort and Marina, "Property".

         On May 29, 1998 the Company's Subsidiaries sold the Property for a sale price of $15,750,000 paid in cash. As a result of this sale, the Company no longer owns directly or through subsidiaries any operating assets. The sales price was determined by National Home Communities, L.L.C. "Buyer" as the value it placed on the assets bought. The Buyer has no material relationship with the Company or any of its affiliates, directors or officers, or any associate of any such director or officer. The net proceeds of the sale have been placed in an IRS code 1031 Exchange account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and meeting certain criteria. The Company fully intends to reinvest in properties that meet its primary objective and will attempt to take advantage of the 1031 Exchange account benefits.

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

         On September 12, 1997, Pelican Properties, International Corp. filed the Form 10SB registration statement. An amended Form 10SB has not been submitted to the SEC, but the Company expects to file the amended Form 10SB shortly after the submission of this filing.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1998 for Continuing Operations

         General & Administrative expenses from continuing operations increased $86,707 from $55,855 for the six-months ended June 30, 1997 as compared to $142,562 for the six-months ended June 30, 1998. The increase primarily reflects costs associated with professional fees for public reporting and related expenses.

These expenses were incurred to a lesser extent in the six-month period ended June 30, 1997 but were recorded as other expense. The Company filed its Form 10SB in September 1997 and audit and legal fees prior to this time were treated as non-recurring expenses prior to becoming a reporting entity. The interest expense of $51,768 relates to the redemption of the Company's Series A Preferred Stock. Interest expense was calculated as the difference between the product of the number of shares converted and the face value of the preferred stock and the product of the stated redemption rate of 117.6% of the face value and the number of shares. No accrued dividends were granted on the redemption of the Series A Preferred Stock.

         The net loss from continuing operations for the six-months ended June 30, 1998 increased $30,226 to $240,059 from $209,833 for the same time period in 1997. This increase is primarily due to the one-time interest expense incurred in the second quarter of 1998.

         Net income increased $5,739,567 from $29,967 for the six-months ended June 30, 1997 to $5,769,534 for the six-months ended June 30, 1998. The increase is due to the gain on the sale of discontinued operations and the extraordinary gain. The $5,477,012 gain on the sale of the Subsidiaries assets is net $3,307,289 of income taxes based on the original resulting gain of $9,364,205. The $361,570 extraordinary gain, that was from a forgiveness of debt due to the early extinguishment of long-term debt, is net $218,973 of income taxes based on the original gain of $580,543.

Liquidity and Capital Resources

         The $7,859,440 recorded as Cash-Restricted primarily represents the net proceeds deposited into the IRS code 1031 exchange account of $7,315,197. The remaining difference includes the required $500,000 over funding of the payoff for the $1,000,000 second mortgage held on the sold property and other escrowed items that were not settled by the close of this quarter. The immediate settlement of the second mortgage at closing was delayed by request of the receiver for the mortgage holder. Upon release these funds will be deposited in the 1031 exchange account.

         The $1,942,135 deferred income taxes represent the amount of tax that is subject to indefinite deferral if certain conditions are met with the use of funds held in the 1031 exchange account. The amount of $9,838 in current maturities of long-term debt was for a remaining amount owed on the primary mortgage of the subsidiary. This amount was unresolved as of the end of the quarter, but has been settled as of the time of this filing. Therefore, as of this filing, all long-term debt associated with the subsidiary and the property have been satisfied.

Outlook

         As stated earlier, the net proceeds of the sale of the subsidiary's asset have been placed in an IRS rule 1031 Exchange account held by a third party. The intention of the Company is to take advantage of tax deferral strategies if the funds are used to acquire like-kind real estate properties within specified time frames and meeting certain criteria. The Company fully intends to reinvest in properties that meet its primary objective and will attempt to take advantage of the 1031 Exchange account benefits. There can be no assurances that the Company will be able to fully take advantage of all benefits of the Section 1031 exchange.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        On May 29, 1998 the Company issued 20,000 shares on common stock as compensation to the President that was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

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

Item 6.  Exhibits and Reports on Form 8-K

                  27.   Financial Data Schedule (for SEC use only)

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:  August 17, 1998                By: /S/ C. John Knorr
                                         ----------------------------------
                                          C. John Knorr, Chairman


DATE:  August 17, 1998                By: /S/ Timothy M. Benjamin
                                         ----------------------------------
                                          Timothy M. Benjamin, CFO/Treasurer