Form 10QSB/A
period 1998-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-09-02
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

                 [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended March 31, 1998

                 [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                      For the transition period from ___________ to___________.


                         Commission file number 0-23075


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

               Florida                                         65-0616879
       -----------------------                                 -----------
   (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

                              12520 SW 195 Terrace
                              Mimai, Florida 33043
                              --------------------
                     (Address of Principal Executive Office)

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

                                Table of Contents

PART I.  FINANCIAL INFORMATION                                            Page
------------------------------                                            ----

ITEM. 1  Financial Statements                                              1

         Condensed consolidated Balance Sheets
         March 31, 1998 and December 31, 1997                              2

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 1998 and March 31, 1997              3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1998 and March 31, 1997              4

         Condensed Notes to Consolidated Financial Statements              5-9

ITEM 2   Management's Discussion and Analysis or Plan of Operation         10-13



PART II.  OTHER INFORMATION
---------------------------

         Items 1 - 6                                                       14

         27. Financial Data Schedule (for SEC use only)                    15



SIGNATURES


                                 PELICAN PROPERTIES, INTERNATIONAL CORP.
                                             AND SUBSIDIARIES
                                  Condensed Consolidated Balance Sheets
                                               (Unaudited)

                                                                                 March 31,     December 31,
                                                                                    1998           1997
                                    ASSETS
CURRENT ASSETS
  Cash                                                                          $   134,072    $    63,335
  Accounts receivable                                                                29,382         54,535
  Inventories                                                                        45,560         52,992
  Other current assets                                                               12,493         27,303
                                                                                 -----------   -----------
         Total current assets                                                   $   221,507    $   198,165

PROPERTY, PLANT AND EQUIPMENT, net                                                6,143,237      6,171,103
OTHER ASSETS                                                                         89,369        123,870
                                                                                 -----------   -----------
         TOTAL ASSETS                                                           $ 6,454,113    $ 6,493,138
                                                                                 ===========   ===========

                            LIABILITIES AND STOCKHOLDERS'EQUITY (DEFICIENCY)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $   255,457    $   252,824
  Deferred revenues                                                                 148,476        222,764
  Current portion of pre-petition debt                                               30,476         32,260
  Other current liabilities                                                         516,950        620,045
  Current maturities of long-term debt                                            1,073,169      1,065,018
  Loan Payable to Stockholders                                                      241,153        241,153
                                                                                 -----------   -----------
                           Total current liabilities                              2,265,681      2,434,064
                                                                                 -----------   -----------
LONG TERM LIABILITIES
  Long term debt, less current maturities                                         4,922,734      4,946,649
  Long term portion of pre-petition debt                                            107,829        120,546
  Deferred income taxes                                                               2,196           --
                                                                                 -----------   -----------
         Total long term liabilities                                              5,032,759      5,067,195
                                                                                 -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
 6% Preferred Stock, par value $.001; 1,000,000 shares authorized and 195,907
  Series A shares
  issued as of  March 31, 1998                                                          196            196
Common stock, par value $.001; 100,000,000 shares
   authorized; 4,954,185 shares issued as of December 31, 1997 and 5,024,185 shares issued as of March 31, 1998
                                                                                      5,074          4,954
  Additional paid in capital                                                      3,546,024      3,536,894
  Accumulated deficit                                                            (4,395,621)    (4,550,165)
                                                                                 -----------    -----------
         Total stockholders'equity (deficiency)                                 (  844,327)    (1,008,121)
                                                                                 -----------    -----------
         TOTAL LIABILITIES AND
                 STOCKHOLDERS'EQUITY
                (DEFICIENCY)                                                    $ 6,454,113    $ 6,493,138
                                                                                 ===========    ===========

                                       3

                                 PELICAN PROPERTIES, INTERNATIONAL CORP.
                                             AND SUBSIDIARIES
                             Condensed Consolidated Statements of Operations For
                       the three months ended March 31, 1998 and March 31, 1997
                                               (Unaudited)



                                                                  March 31,          March 31,
                                                                    1998                1997

REVENUES                                                         $1,307,387         $1,545,138
COST OF REVENUES                                                    258,843            378,726
                                                                 ----------         ----------

GROSS PROFIT                                                      1,048,544          1,166,412

EXPENSES
         Operating                                                  372,615            365,657
         General and administrative                                 134,752            182,846
         Interest                                                   114,816            109,876
         Depreciation and Amortization                               84,453             82,303
                                                                 ----------         ----------
Total Expenses                                                      706,636            740,682
                                                                 ----------         ----------

INCOME (LOSS) FROM OPERATIONS                                       341,908            425,730

OTHER EXPENSES, net                                                 (73,815)          (102,535)
                                                                 ----------         ----------

INCOME (LOSS)BEFORE
  INCOME TAXES                                                      268,093            323,195

PROVISION  FOR INCOME TAXES                                         113,549            113,280
                                                                 ----------         ----------

NET INCOME (LOSS)                                                $  154,544         $  209,915
                                                                 ==========         ==========

BASIC EARNINGS (LOSS) PER  SHARE
FROM CONTINUING OPERATIONS                                       $     .031         $     .046
                                                                 ==========         ==========
DILUTED EARNINGS (LOSS) PER SHARE                                $     .028         $     .041
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

                                                               March 31,    March 31,
                                                                  1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income(loss):                                            $ 154,544    $ 209,915
  Adjustments to reconcile net income
     (loss) to net cash (used)  provided
      by operating activities:
           Depreciation and amortization                          84,453       82,303
           Non-cash compensation                                   2,500        3,125
           Impaired assets written-off and disposed of            28,593       14,933

           Change in operating assets and liabilities:
                Accounts receivable                               25,153       33,058
                Inventories                                        7,432          887
                Other current assets                              14,810          852
                Other assets                                       5,639      236,229
                Accounts payable and accrued expenses              2,633       (7,882)
                Deferred revenues                                (74,288)     (72,115)
                Other current liabilities                       (103,095)    (101,323)
                Due to affiliate                                    --        (50,281)
                Deferred tax liability                             2,196        1,245
                Pre-Petition debt                                (14,501)     (43,424)
                                                                ---------    ---------
                Net adjustments                                  (12,225)      97,607
                                                                ---------    ---------
            NET CASH PROVIDED BY
                      OPERATING ACTIVITIES                       142,319      307,522
                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
            Capital expenditures                                 (56,319)     (25,816)
                                                               ---------    ---------
            NET CASH (USED) BY INVESTING ACTIVITIES              (56,319)     (25,816)
                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
            Principal payments on long-term debt                 (15,763)    (100,000)
            Repayment of  loan                                      --        (30,000)
            Proceeds from issuance of common stock                   500         --
                                                               ---------    ---------
            NET CASH (USED) BY
                  FINANCING ACTIVITIES                           (15,263)    (130,000)
                                                               ---------    ---------
              NET INCREASE (DECREASE) IN CASH
              AND CASH EQUIVALENTS                                70,737      151,706
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      63,335      105,342
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 134,072    $ 257,048
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

Note 2 - Amortization
---------------------

Beginning in January of 1997, loan origination costs approximating $222,000 are being amortized over 23 months.

Note 3 - Stock transactions
---------------------------

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

Note 3 - Stock transactions (cont'd)
------------------------------------

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

Note 4 - Seasonal fluctuations
------------------------------

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

Note 6 - Revenues
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
                                                         ==========                ==========

Note 7 - Subsequent Events
--------------------------

On May 29, 1998, the Company, through its wholly owned subsidiaries Ohio Key I, and Ohio Key II, sold its only revenue producing asset known as Sunshine Key RV Resort and Marina, which resulted in a gain of $ 5,477,012, which is net of $ 3,307,290 in taxes. The proceeds were used to pay outstanding indebtedness of $5,589,908 existing at date of sale. The sale is intended to qualify as a like-kind exchange as promulgated by Internal Revenue Code Section 1031. In order to ensure this type of income tax treatment, certain qualifying criteria must be met, including, but without limitation, the proceeds are to be held by a third party and such proceeds must be used to acquire like-kind property or properties. It is the intention of management to continue the Company's primary business and to reinvest such proceeds in resort type real estate.

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Subsequent Events (cont'd)
-----------------------------------

The Company's net liabilities have been segregated from continuing operations in the proforma financial statements included below, and its operating results are segregated and reported as discontinued operations in the accompanying condensed consolidated statements of operations. The results of operations of Ohio Key I, and Ohio Key II, are being accounted for as discontinued operations. Also, the condensed consolidated balance sheet as of March 31, 1997 has been reclassified and shown proforma to reflect the Company's net liabilities of discontinued operations.

PROFORMA BALANCE SHEETS
                                                                           March 31,      December 31,
ASSETS                                                                       1998              1997
                                                                          (Proforma)       (Proforma)
CURRENT ASSETS
  Cash                                                                    $  134,072      $   63,335

PROPERTY, PLANT AND EQUIPMENT, net                                            14,105          14,105

OTHER ASSETS                                                                   4,003           4,003
                                                                          ----------      ----------

         Total assets                                                     $  152,180      $   81,443
                                                                          ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $   10,625      $      --
  Current portion of pre-petition debt                                        30,476          32,260
  Other current liabilities                                                   88,820          89,956
  Income taxes payable - discontinued operations                             111,353             --
  Net current liabilities of discontinued operations                         404,056         605,648
  Loan payable to stockholders                                               241,153         241,153
                                                                          ----------      ----------
                  Total current liabilities                                  886,483         969,017
                                                                          ----------      ----------

LONG TERM LIABILITIES
  Long term portion of pre-petition debt                                     107,829         120,547
  Deferred income taxes                                                        2,196             --
                                                                          ----------      ----------
         Total long term liabilities                                         110,025         120,547
                                                                          ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
 Preferred stock (6%), par value $.001; 1,000,000 shares
  authorized and 195,907 issued as of  December 31, 1997                         196             196
 Common stock, par value $.001; 100,000,000 shares
   authorized; 4,954,185 shares issued as of  December 31,
   1997 and 5,094,185 shares issued as of June 30, 1998                        5,074           4,954
 Additional paid in capital                                                3,546,026       3,536,894
 Retained earnings (accumulated deficit)                                  (4,395,624)     (4,550,165)
                                                                          ----------      ----------
         Total stockholders' equity (deficit)                             (  844,328)     (1,008,121)
                                                                          ----------      ----------

         Total liabilities and stockholders' equity                       $  152,180      $   81,443
                                                                          ==========      ==========

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Subsequent Events (continued)

PROFORMA  STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                              March 31,                    March 31,
                                                  1998                       1997
                                             (Proforma)                   (Proforma)

REVENUES                                      $    --                      $    --
COST OF REVENUES                                   --                           --
                                              ---------                    ---------
GROSS PROFIT                                       --                           --
                                              ---------                    ---------
EXPENSES
    General and administrative                   50,891                       23,161
    Interest                                       --                           --
    Depreciation and amortization                  --                           --
                                              ---------                    ---------
     Total expenses                              50,891                       23,161
                                              ---------                    ---------
Loss from continuing operations
  before other income (expenses)                (50,891)                     (23,161)

OTHER INCOME (EXPENSE)                          (46,119)                     (87,769)
                                              ---------                    ---------

Loss from continuing operations
 before income taxes                            (97,010)                    (110,930)

 TAX  BENEFIT                                   (36,524)                     (41,765)
                                              ---------                    ---------

Loss from continuing operations                 (60,486)                     (69,165)

Income  from discontinued
  operations (net of income taxes)              215,030                      279,080
                                              ---------                    ---------

NET INCOME                                    $ 154,544                    $ 209,915
                                              =========                    =========

                                       9

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 7 - Subsequent Events (continued)

Net current liabilities of discontinued operations at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                              1998                   1997
                                                              ----                   ----

Accounts receivable                                     $    29,382             $    54,535
Inventories                                                  45,560                  52,992
Other current assets                                         12,493                  27,303
Property and equipment, net                               6,129,132               6,171,103
Other assets                                                 85,367                 105,826
Accounts payable & accrued expenses                        (244,835)               (251,690)
Deferred revenues                                          (148,476)               (222,764)
Other current liabilities                                  (123,385)               (313,875)
Accrued interest                                           (193,391)               (217,348)
Current maturities of long-term debt                     (1,073,169)                (65,018)
Long-term debt                                           (4,922,734)             (5,946,712)
                                                        -----------             -----------
   Total                                                $  (404,056)            $  (605,648)
                                                        ===========             ===========


Information relating to the discontinued operations for the three months ended March 31, 1998 and 1997 are summarized as follows:

                                                              1998                   1997
                                                              ----                   ----

      Revenues                                          $ 1,307,387             $ 1,545,138
      Costs of revenues                                    (258,843)               (378,726)
      Operating expenses                                   (372,615)               (365,657)
      General & administrative expenses                    ( 83,861)               (159,685)
      Interest expense                                     (114,816)               (109,876)
      Depreciation and amortization                        ( 84,453)               ( 82,303)
      Other expenses                                       ( 27,696)               ( 14,766)
      Income taxes                                         (150,073)               (155,045)
                                                        ------------             ----------
         Income from discontinuing operations           $    215,030            $   279,080
                                                        ============            ===========

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

         With the proceeds received in the sale of the assets, the Company will continue to seek to take advantage of the growing resort destination industry through its strategy of expanding through acquisitions. The Company intends to further take advantage of this growing industry by targeting locations where nature and the environment are the primary appeal of the location. Management believes that the resort destination is expected to grow substantially because of expectations of the baby boom population to increase 34% between 1995 and 2005.

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

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated April 8, 1998 regarding a change in auditors. Form 8-K/A dated April 14, 1998 regarding a change in auditors.

           27.   Financial Data Schedule (for SEC use only)

           3.10  Agreement of Purchase and Sale and Escrow Instructions.  (1)

(1) Filed previously in Form 10-QSB/A dated June 11, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE: September 2, 1998                 By: /S/ C. John Knorr
                                           ----------------------
                                            C. John Knorr, Chairman


DATE: September 2, 1998                 By: /S/ Timothy M. Benjamin
                                           ----------------------------
                                            Timothy M. Benjamin, CFO/Treasurer