Form 10QSB/A
period 1998-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-11-12
CIK 1000681

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
--------------------------------------------------------------------------------
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

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             (HISTORICAL)           (PROFORMA)
                                                                             JUNE 30          DECEMBER 31          DECEMBER 31
ASSETS                                                                          1998                 1997                 1997
                                                                        ------------       --------------        -------------
CURRENT ASSETS
Cash                                                                     $   253,951          $    63,335             $ 63,335
Cash, restricted                                                           7,859,440                    -                    -
Accounts receivable                                                                -               54,535                    -
Inventories                                                                        -               52,992                    -
Other current assets                                                          17,492               27,303                    -
                                                                        ------------       --------------        -------------
       Total current assets                                                8,130,883              198,165               63,335
PROPERTY AND EQUIPMENT, NET                                                   17,784            6,171,103               14,105
OTHER ASSETS                                                                   4,003              123,870                4,003
                                                                        ------------       --------------        -------------
                          TOTAL ASSETS                                   $ 8,152,670          $ 6,493,138             $ 81,443
                                                                        ============       ==============        =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable & accrued expenses                                      $    39,039          $   252,824             $      -
Deferred revenues                                                                  -              222,764                    -
Current portion of pre-petition debt                                               -               32,260               32,260
Other current liabilities                                                     88,820              620,045               89,956
Current maturities of long-term debt                                           9,838            1,065,018                    -
Net current liabilities of discontinued operations                                 -                    -              605,648
Income taxes payable: discontinued operations                              1,569,785                    -                    -
Loans payable to stockholders                                                      -              241,153              241,153
                                                                        ------------       --------------        -------------
       Total current liabilities                                           1,707,482            2,434,064              969,017
                                                                        ------------       --------------        -------------
LONG-TERM LIABILITIES
Long-term portion of pre-petition debt                                             -              120,546              120,547
Long-term debt, less current maturities                                            -            4,946,649                    -
Deferred income taxes                                                      1,942,135                    -                    -
                                                                        ------------       --------------        -------------
       Total long-term liabilities                                         1,942,135            5,067,195              120,547
                                                                        ------------       --------------        -------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (6%), par value $.001; 1,000,000 shares
  authorized and 195,907shares as of December 31, 1997                             -                  196                  196
Common stock, par value $.001; 100,000,000 shares
  authorized 4,954,185 shares issued as of December 31,
  1997 and 5,094,185 shares issued as of June 30, 1998                         5,094                4,954                4,954
Additional Paid-in Capital                                                 3,278,590            3,536,894            3,536,894
Retained earnings (accumulated deficit)                                    1,219,369           (4,550,165)          (4,550,165)
                                                                        ------------       --------------        -------------
       Total stockholders' equity (deficit)                                4,503,053           (1,008,121)          (1,008,121)
                                                                        ------------       --------------        -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                         $ 8,152,670          $ 6,493,138             $ 81,443
                                                                        ============       ==============        =============


            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                           Six Months Ended
                                               --------------------------------------        ------------------------------------
                                                             (Historical)   (Proforma)                  (Historical)   (Proforma)
                                               --------------------------------------        ------------------------------------
                                                  Jun 30        Jun 30        Jun 30          Jun 30        Jun 30        Jun 30
                                                   1998          1997          1997            1998          1997          1997
                                               --------------------------------------        ------------------------------------
REVENUES                                                -       768,330             -               -     2,313,468            -
COST OF REVENUES                                        -       290,097             -               -       668,823            -
                                               --------------------------------------       -------------------------------------
GROSS PROFIT                                            -       478,233             -               -     1,644,645            -
                                               --------------------------------------       -------------------------------------

EXPENSES:
General & administrative                           91,674       169,144        32,694         142,565       351,990       55,855
Operating                                               -       322,491             -               -       688,148            -
Interest expense                                   51,768       109,878             -          51,768       219,754            -
Depreciation & amortization                           194        78,698             -             194       161,001            -
   Total expenses                                 143,636       680,211        32,694         194,527     1,420,893       55,855
                                               --------------------------------------       -------------------------------------
Loss from continuing operations
   before other income (expenses)                (143,636)     (201,978)      (32,694)       (194,527)      223,752      (55,855)

OTHER INCOME (EXPENSES)                               587       (67,301)      (66,209)        (45,532)     (169,836)    (153,978)
                                               --------------------------------------       -------------------------------------
Loss from continuing operations
   before income taxes                           (143,049)     (269,279)      (98,903)       (240,059)       53,916     (209,833)
Provision for income taxes (tax benefit)          (53,858)      (89,331)      (37,237)        (90,382)       23,949      (79,002)
                                               --------------------------------------       -------------------------------------
Loss from continuing operations                   (89,191)     (179,948)      (61,666)       (149,677)       29,967     (130,831)
Gain on sale of discontinued operations
   (net of income taxes)                        5,477,012             -             -       5,477,012             -            -
Income (loss) from discontinued
   operations (net of income taxes)              (134,401)            -      (118,282)         80,629             -      160,798
                                               --------------------------------------       -------------------------------------
Income (loss) before extraordinary gain         5,253,420      (179,948)     (179,948)      5,407,964        29,967       29,967
Extraordinary gain (net of income taxes)          361,570             -             -         361,570             -            -
                                               --------------------------------------       -------------------------------------
    NET INCOME (LOSS)                           5,614,990      (179,948)     (179,948)      5,769,534        29,967       29,967
                                               ======================================       =====================================
BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE:
   Continued operations                             (0.02)        (0.04)        (0.01)          (0.03)         0.01        (0.03)
   Sale of discontinued operations                   1.08             -             -            1.08             -            -
   Discontinued operations                          (0.03)            -         (0.03)           0.02             -         0.04
   Extraordinary gain                                0.07             -             -            0.07             -            -
                                               --------------------------------------       -------------------------------------
   NET INCOME (LOSS)                                 1.10         (0.04)        (0.04)           1.14          0.01         0.01
                                               ======================================       =====================================
Weighted average number of shares
   basic and diluted                            5,080,852     4,832,976     4,832,976       5,052,170     4,700,203    4,700,203
                                               ======================================       =====================================

                                     Page 3

      PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                             (UNAUDITED)

                                                                                               (HISTORICAL)        (PROFORMA)
                                                                               1998                1997               1997
                                                                           ------------      --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                   (149,677)          $ 29,967          $ (130,831)
Adjustments to reconcile income from continuing operations
   to net cash (used) provided by continuing operations:
      Depreciation and amortization                                                 194            161,001                   -
      Non-cash compensation                                                           -              6,250                   -
      Loss on disposal of asset                                                       -             14,933                   -
   Changes in working capital of continuing operations:
      Decrease in accounts receivable                                                 -             50,176                   -
      Increase in inventories                                                         -             (3,630)                  -
      Decrease in other receivable                                                    -                292                   -
      Decrease (increase) in other assets                                       (17,492)           251,792              95,542
      Increase (decrease) in accounts payable
        and accrued expenses                                                     39,038             65,871             (57,135)
      Increase in deferred revenues                                                   -           (244,679)                  -
      Increase in other current liabilities                                      (1,136)             3,916             (79,002)
      Decrease in due to affiliate                                                    -            (57,435)                  -
      Increase in deferred tax liabilities                                            -                103                   -
      Decrease in pre-petition chapter 11 debt                                        -            (57,135)                  -
                                                                           ------------      -------------       -------------
        Net cash used by continuing operations                                 (129,073)           221,422            (171,426)
        Net cash (used) provided by discontinued operations                    (643,043)                 -             392,848
                                                                           ------------      -------------       -------------
        Net cash (used) provided by operating activities                       (772,116)           221,422             221,422
                                                                           ------------      -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures: discontinued operations                                    (3,873)          (100,878)           (100,878)
Proceeds from sale of discontinued operations                                14,983,262                  -                   -
                                                                           ------------      -------------       -------------
        Net cash (used) provided by investing activities                     14,979,389           (100,878)           (100,878)
                                                                           ------------      -------------       -------------
CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt: discontinued operations                (5,622,704)          (130,000)           (130,000)
Repayment of loan                                                              (241,153)                 -                   -
Cash redemption of preferred stock                                             (293,860)                 -                   -
Proceeds from issuance of common stock                                              500                  -                   -
                                                                           ------------      -------------       -------------
        Net cash (used) provided by financing activities                     (6,157,217)          (130,000)           (130,000)
                                                                           ------------      -------------       -------------
   NET INCREASE IN CASH                                                       8,050,056             (9,456)             (9,456)
CASH, BEGINNING OF PERIOD                                                        63,335            105,342             105,342
                                                                           ------------      -------------       -------------
CASH, END OF PERIOD                                                         $ 8,113,391           $ 95,886            $ 95,886
                                                                           ============      =============       =============

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:  November 12, 1998             By: /S/ TIMOTHY M. BENJAMIN
                                         ----------------------------------
                                         Timothy M. Benjamin, CFO/Treasurer