Form 10QSB
period 1998-09-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1998-11-17
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

                  For the quarterly period ended September 30, 1998

         [     ]  Transition Report Under Section 13 or 15(d) of
                  the Exchange Act

                  For the transition period from ____________ to ___________.


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

                    12520 SW 195 Terrace Miami, Florida 33177
                    -----------------------------------------
                     (Address of Principal Executive Office)

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

                                    Yes [   X   ]   No [     ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of October 30, 1998 was 5,094,185.

Transitional Small Business Disclosure Format: Yes [     ]   No [  X   ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed consolidated Balance Sheets
         September 30, 1998 and December 31, 1997                          2

         Condensed Consolidated Statements of Operations--
         Three Months Ended September 30, 1998 and September 30, 1997
         Nine Months Ended September 30, 1998 and September 30, 1997       3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended September 30, 1998 and September 30, 1997      4

         Condensed Notes to Consolidated Financial Statements              5 - 7

ITEM 2   Management's Discussion and Analysis or Plan of Operation         8 - 9



PART II.  OTHER INFORMATION
---------------------------

         Items 1 - 6                                                      10

         27. Financial Data Schedule (for SEC use only)



SIGNATURES                                                                11

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       (Historical)          (Proforma)
                                                                   September 30         December 31         December 31
ASSETS                                                                     1998                1997                1997
                                                                  -------------      --------------        ------------
CURRENT ASSETS
Cash                                                                  $ 138,926            $ 63,335            $ 63,335
Cash, restricted                                                      7,416,372                   -                   -
Cash held in escrow                                                     526,296                   -                   -
Accounts receivable                                                           -              54,535                   -
Inventories                                                                   -              52,992                   -
Other current assets                                                      6,044              27,303                   -
                                                                  -------------      --------------        ------------
       Total current assets                                           8,087,638             198,165              63,335
PROPERTY AND EQUIPMENT, NET                                              17,588           6,171,103              14,105
OTHER ASSETS                                                                280             123,870               4,003
                                                                  -------------      --------------        ------------
TOTAL ASSETS                                                        $ 8,105,506         $ 6,493,138            $ 81,443
                                                                  =============      ==============        ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & accrued expenses                                    $ 47,370           $ 252,824                 $ -
Deferred revenues                                                             -             222,764                   -
Current portion of pre-petition debt                                          -              32,260              32,260
Other current liabilities                                               102,183             620,045              89,956
Current maturities of long-term debt                                          -           1,065,018                   -
Net current liabilities of discontinued operations                            -                   -             605,648
Income taxes payable: discontinued operations                         1,536,834                   -                   -
Loans payable to stockholders                                                 -             241,153             241,153
                                                                  -------------      --------------        ------------
       Total current liabilities                                      1,686,387           2,434,064             969,017
                                                                  -------------      --------------        ------------
NON-CURRENT LIABILITIES
Long-term portion of pre-petition debt                                        -             120,546             120,547
Long-term debt, less current maturities                                       -           4,946,649                   -
Deferred income taxes                                                 1,942,136                   -                   -
                                                                  -------------      --------------        ------------
       Total non-current liabilities                                  1,942,136           5,067,195             120,547
                                                                  -------------      --------------        ------------
STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (6%), par value $.001; 1,000,000 shares
  authorized and 195,907shares as of December 31, 1997                        -                 196                 196
Common stock, par value $.001; 100,000,000 shares
  authorized 4,954,185 shares issued as of December 31,
  1997 and 5,114,185 shares issued as of June 30, 1998                    5,114               4,954               4,954
Additional Paid-in Capital                                            3,303,590           3,536,894           3,536,894
Retained earnings (accumulated deficit)                               1,168,279          (4,550,165)         (4,550,165)
                                                                  -------------      --------------        ------------
       Total stockholders' equity (deficit)                           4,476,983          (1,008,121)         (1,008,121)
                                                                  -------------      --------------        ------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 8,105,506         $ 6,493,138            $ 81,443
                                                                  =============      ==============        ============

              PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                -------------------------------------       ------------------------------------
                                                            Three Months Ended                         Nine Months Ended
                                                -------------------------------------       ------------------------------------
                                                           (Historical)   (Proforma)                   (Historical)   (Proforma)
                                                 Sep 30       Sep 30        Sep 30          Sep 30       Sep 30        Sep 30
                                                  1998         1997          1997            1998         1997          1997
                                                -------------------------------------       ------------------------------------
REVENUES                                                         693,838            -               -     3,007,306            -
COST OF REVENUES                                                 271,872            -               -       940,695            -
                                                -------------------------------------       ------------------------------------
GROSS PROFIT                                             -       421,966            -               -     2,066,611            -
                                                -------------------------------------       ------------------------------------

EXPENSES:
General & administrative                           177,833       113,242       17,110         320,398       465,232       72,965
Operating                                                -       344,366            -               -     1,032,514            -
Interest expense                                       114       109,875            -          51,882       329,629            -
Depreciation & amortization                            194        82,935            -             388       243,936            -
                                                -------------------------------------       ------------------------------------
   Total expenses                                  178,141       650,418       17,110         372,668     2,071,311       72,965
                                                -------------------------------------       ------------------------------------
Loss from continuing operations
   before other income (expenses)                 (178,141)     (228,452)     (17,110)       (372,668)       (4,700)     (72,965)
                                                -------------------------------------       ------------------------------------
OTHER INCOME (EXPENSES)                            111,188       (12,638)     (14,961)         65,656      (182,474)    (168,939)
                                                -------------------------------------       ------------------------------------
Loss from continuing operations
   before income taxes                             (66,953)     (241,090)     (32,071)       (307,012)     (187,174)    (241,904)
Provision for income taxes (tax benefit)           (25,449)      (33,394)      54,840        (115,831)       (9,445)     (24,162)
                                                -------------------------------------       ------------------------------------
Loss from continuing operations                    (41,504)     (207,696)     (86,911)       (191,181)     (177,729)    (217,742)
Gain on sale of discontinued operations
   (net of income taxes)                                 -             -            -       5,477,012             -            -
Income (loss) from discontinued
   operations (net of income taxes)                 (9,584)            -     (120,785)         71,045             -       40,013
                                                -------------------------------------       ------------------------------------
Income (loss) before extraordinary gain            (51,088)     (207,696)    (207,696)      5,356,876      (177,729)    (177,729)
Extraordinary gain (net of income taxes)                 -             -            -         361,570             -            -
                                                -------------------------------------       ------------------------------------
    NET INCOME (LOSS)                              (51,088)     (207,696)    (207,696)      5,718,446      (177,729)    (177,729)
                                                =====================================       ====================================
BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE:
   Continued operations                              (0.02)        (0.05)       (0.02)          (0.04)        (0.03)       (0.05)
   Sale of discontinued operations                       -             -            -            1.08             -            -
   Discontinued operations                               -             -        (0.02)           0.01             -         0.01
   Extraordinary gain                                    -             -            -            0.07             -            -
                                                -------------------------------------       ------------------------------------
   Net income (loss)                                 (0.02)        (0.05)       (0.04)           1.12         (0.03)       (0.04)
                                                =====================================       ====================================
Weighted average number of shares
   basic and diluted                             5,100,852     4,912,309    4,912,279       5,068,443     5,490,755    4,771,126
                                                =====================================       ====================================

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                             (Historical)         (Proforma)
                                                                             1998                 1997                1997
                                                                         ------------        -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations                                          (191,181)          $ (177,729)         $ (217,742)
Adjustments to reconcile income from continuing operations
   to net cash (used) provided by continuing operations:
      Depreciation and amortization                                               389              243,936                   -
      Non-cash compensation                                                    24,980                9,375                   -
      Loss on disposal of asset                                                     -               14,933                   -
   Changes in working capital of continuing operations:
      Increase in accounts receivable                                               -              (23,581)                  -
      Increase in inventories                                                       -               (1,782)                  -
      Decrease in other receivable                                                  -                2,473                   -
      Increase (decrease) in other assets                                      (6,004)             157,984                   -
      Increase (decrease) in accounts payable
        and accrued expenses                                                   46,385               67,181               1,232
      Decrease in income taxes payable                                        (32,951)                   -                   -
      Increase in deferred revenues                                                 -               80,809                   -
      Increase (decrease) in other current liabilities                         (8,568)             107,682                   -
      Decrease in due to affiliate                                                  -              (32,272)                  -
      Increase in deferred tax liabilities                                          -                  209                   -
      Decrease in pre-petition chapter 11 debt                                      -              (60,084)                  -
                                                                         ------------        -------------      --------------
        Net cash used by continuing operations                               (166,950)             389,134            (216,510)
        Net cash (used) provided by discontinued operations                  (636,963)                   -             605,644
                                                                         ------------        -------------      --------------
        Net cash (used) provided by operating activities                     (803,913)             389,134             389,134
                                                                         ------------        -------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures: discontinued operations                                  (3,873)            (201,938)           (201,938)
Proceeds from sale of discontinued operations                              14,983,262                    -                   -
                                                                         ------------        -------------      --------------
        Net cash (used) provided by investing activities                   14,979,389             (201,938)           (201,938)
                                                                         ------------        -------------      --------------

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt: discontinued operations              (5,622,704)            (110,166)           (110,166)
Repayment of loan                                                            (241,153)             (30,000)            (30,000)
Cash redemption of preferred stock                                           (293,860)                   -                   -
Proceeds from issuance of common stock                                            500                    -                   -
                                                                         ------------        -------------      --------------
        Net cash (used) provided by financing activities                   (6,157,217)            (140,166)           (140,166)
                                                                         ------------        -------------      --------------
   NET INCREASE IN CASH                                                     8,018,259               47,030              47,030
CASH, BEGINNING OF PERIOD                                                      63,335              105,342             105,342
                                                                         ------------        -------------      --------------
CASH, END OF PERIOD                                                       $ 8,081,594            $ 152,372           $ 152,372
                                                                         ============        =============      ==============

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1997.

The September 30, 1998 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. and its 99% owned subsidiary, Sunshine Key Associates Limited Partnership, an inactive Partnership after December 31, 1996.

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

The September 30, 1997 condensed consolidated financial statements have been adjusted retroactively to reflect significant 1997 fourth quarter adjustments.

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

NOTE 3 - DISCONTINUED OPERATIONS
--------------------------------

As more fully discussed in Note 2, the Company sold its principal revenue producing asset, and accordingly, the results of operations of Ohio Key I, and Ohio Key II, are being accounted for as discontinued operations. Also, the condensed consolidated balance sheet as of December 31, 1997 has been reclassified and shown proforma to reflect the Company's net liabilities of discontinued operations.

Net current liabilities of discontinued operations at December 31, 1997 are summarized as follows:

                  Accounts receivable                                           $      54,535
                  Inventories                                                          52,992
                  Other current assets                                                 27,303
                  Property and equipment, net                                       6,171,107
                  Other assets                                                        105,826
                  Accounts payable & accrued expenses                                (251,690)
                  Deferred revenues                                                  (222,764)
                  Other current liabilities                                          (313,875)
                  Accrued interest                                                   (217,348)
                  Current maturities of long-term debt                                (65,018)
                  Long-term debt                                                   (5,946,712)
                                                                                 ------------
                     Total                                                       $   (605,648)
                                                                                 ============

Information relating to the discontinued operations for the nine months ended September 30, 1998 and 1997 are summarized as follows:

                                                                            1998              1997
                                                                            ----              ----
                  Revenues                                          $  1,853,645       $  3,007,306
                  Costs of revenues                                     (439,491)          (940,695)
                  Operating expenses                                           0         (1,032,515)
                  General & administrative expenses                     (947,581)          (382,822)
                  Interest expense                                      (195,177)          (329,629)
                  Depreciation and amortization                         (142,681)          (243,936)
                  Other income                                            10,868                  0
                  Other expenses, net                                          0            (13,534)
                  Income taxes                                           (68,538)           (24,162)
                                                                  --------------       ------------
                  Income (loss) from
                   discontinuing operations                       $       71,045      $      40,013
                                                                  ==============      =============

NOTE 4 - STOCK BASED COMPENSATION
---------------------------------

On January 1, 1998 the Company issued 50,000 shares of common stock as payment of legal fees resulting in a $50 increase to "Common Stock" and a $6,200 increase to "Additional paid in capital."

On February 28, 1998 the Company issued 20,000 shares of common stock as compensation resulting in a $20 increase to "Common stock" and a $2,480 increase to "Additional paid in capital". On May 29, 1998 the Company issued 20,000 shares of common stock as compensation resulting in a $20 increase to "Common Stock" and a $26,230 increase to "Additional paid in capital". On August 27, 1998 the Company issued 20,000 shares on common stock as compensation resulting in a $20 increase to "Common Stock" and a $25,000 increase of "Additional paid in capital".


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

NOTE 6 - PREFERRED STOCK
------------------------

On June 30, 1997, the Company issued 195,907 shares of Series A Preferred Stock in exchange for payment of $293,862 of debt, $223,862 of which was included in Pre-petition debt and $70,000 was owed to a related party. On May 29, 1998, the Company redeemed 195,907 shares of Series A Preferred Stock or all of its Preferred Stock for $293,862 in cash.

NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

During 1998, the company issued shares of common stock as payment for legal expenses and as compensation of officers totaling $6,250 and $53,750 respectively.

Included in the Company's September 30, 1998 statement of operations is a non-cash extraordinary gain in the amount of $361,570 net of $218,973 in taxes. This resulted from an early extinguishment of debt as a result of the sale of discontinued operations.

NOTE 8 - 1031 EXCHANGE
----------------------

The deadline to meet the qualifying criteria to treat the Company's sale of Sunshine Key RV Resort and Marina as a like-kind exchange ("1031 exchange") for income tax purposes is on or about November 28, 1998. At this time, management expects to meet the 1031 exchange requirements on or before the deadline. However, if the requirements are not met, then the deferred income taxes plus penalties and interest will become currently due.

NOTE 9 - YEAR 2000
------------------

The Year 2000 ("Y2K") problem basically is a programming glitch for systems that were designed with 2-digits for month, day, and year. The problem specifically lies in the 2-digit year, whereby "00" would be recognized as year 1900 instead of year 2000. The result means significant miscalculations or possibly complete system failure. Currently, all software the Company operates does not cause management to have a concern regarding the Y2K problem. However, due to the uncertainties of how the Y2K affects the Company's vendors or customers, we are unable to determine the effect, if any, on the Company's financial condition, or result's of operations.

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

         On May 29, 1998 the Company's Subsidiaries sold the Property for a sale price of $15,750,000 paid in cash. The net proceeds of the sale have been placed in an IRS code 1031 Exchange account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and meeting certain criteria. The Company fully intends to reinvest in properties that meet its primary objective and will attempt to take advantage of the 1031 exchange account benefits. The Company has purchased the McLure House Hotel on October 15, 1998 for $3.2 million cash that was drawn from the 1031 exchange account. Although the 1031 exchange benefits expire on or about November 28, 1998, management believes that the Company will acquire sufficient properties to indefinitely defer the tax liability associated with the gain on the sale of the property. However, there can be no assurances that the Company will be able to meet this deadline and as a result the deferred income taxes plus interest and penalties could become currently due.

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

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1998 for Continuing Operations

         General & Administrative expenses from continuing operations increased $247,433 from $72,965 for the nine-months ended September 30, 1997 as compared to $320,398 for the nine-months ended September 30, 1998. The increase primarily reflects costs associated with professional fees for the formulation of tax strategies associated with the 1031 exchange account, increased travel costs associated with the necessary due diligence for identification and research of all potential acquisitions relating to the 1031 exchange, and professional fees associated with tax advice and strategies relating to the preparation of present and prior year tax returns. The increase also relates to costs associated with professional fees for public reporting and related expenses. These expenses were incurred to a lesser extent in the nine-month period ended September 30, 1997 but were recorded as other expense. The Company filed its Form 10SB in September 1997 and audit and legal fees prior to this time were treated as non-recurring expenses prior to becoming a reporting entity. Other expense for the nine months ended September 30, 1997 was $168,939 and should be viewed in conjunction with G&A expenses for the comparable period. The interest expense of $51,882 relates to the redemption of the Company's Series A Preferred Stock as discussed in the Company's Form 10-QSB for the period ended June 30, 1998.

         The net loss from continuing operations for the nine-months ended September 30, 1998 decreased $26,561 to $191,181 from $217,742 for the same time period in 1997. This decrease is primarily due to the $115,831 provision for tax benefit and the $65,656 of other income that are partially offset by the above mentioned increase in expenses.

         Net income increased $5,534,605 from a loss of $177,729 for the nine-months ended September 30, 1997 to $5,356,876 for the nine-months ended September 30, 1998. The increase is due to the gain on the sale of discontinued operations and the extraordinary gain. The $5,477,012 gain on the sale of the Subsidiaries assets is net $3,307,289 of income taxes based on the original resulting gain of $9,364,205. The $361,570 extraordinary gain, that was from a forgiveness of debt due to the early extinguishment of long-term debt, is net $218,973 of income taxes based on the original gain of $580,543.

Liquidity and Capital Resources

         The $7,416,372 recorded as Cash-Restricted primarily represents the net proceeds deposited into the IRS code 1031 exchange account of $7,315,197. The $526,296 recorded as Cash held in escrow represents unresolved issues from the sale of the subsidaries assets. At the time of this filing all issues had been resolved and that balance has been transferred into the Company's 1031 exchange account. The $1,942,135 deferred income taxes represent the amount of tax that is subject to indefinite deferral if certain conditions are met with the use of funds held in the 1031 exchange account.

Outlook

         As stated earlier, the net proceeds of the sale of the subsidiary's asset have been placed in an IRS rule 1031 Exchange account held by a third party. The intention of the Company is to take advantage of tax deferral strategies if the funds are used to acquire like-kind real estate properties within specified time frames and meeting certain criteria. The Company has purchased the McLure House Hotel on October 15, 1998 for $3.2 million cash that was drawn from the 1031 exchange account. Although the 1031 exchange benefits expire on or about November 25, 1998, management believes that the Company will acquire sufficient properties to indefinitely defer the tax liability associated with the gain on the sale of the property. However, there can be no assurances that the Company will be able to meet this deadline and as a result the deferred income taxes plus interest and penalties will become currently due.

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


Item 5. Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

                  27.   Financial Data Schedule (for SEC use only)

         Reports on Form 8-K

                  Form 8-K dated October 22, 1998 regarding the purchase of a significant asset.

                                   SIGNATURES


         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:  November 16, 1998               By: /S/ C. John Knorr
                                          ----------------------------
                                       C. John Knorr, Chairman


DATE:  November 16, 1998               By: /S/ Timothy M. Benjamin
                                          ----------------------------
                                       Timothy M. Benjamin, CFO/Treasurer