Form 10KSB
period 1998-12-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1999-04-15
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended December 31, 1998

[   ]             TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the transition period from_________ to___________

                         Commission file number 0-023075

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                 (Name of Small Business Issuer in its Charter)

             Florida                                      65-0616879
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                      2 Fenwick Road, Fort Monroe, VA 23651
               (Address of Principal Executive Offices)(Zip Code)

                                 (305) 251-4060
                           (Issuer's Telephone Number)

              Securities registered under Section 12(g) of the Act:

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

                           Yes  [     ]    No  [  X  ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         State issuer's revenues for its most recent fiscal year: $914,675.00

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $2,106,545 (computed using the closing bid price per share of Common Stock on April 1, 1999, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         There were 5,094,185 shares of the registrant's Common Stock, par value $.001 per share outstanding on April 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                     PART I

ITEM 1.         DESCRIPTION OF BUSINESS

Forward-Looking Statements
--------------------------

         Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.


Generally
---------

         Pelican Properties, International Corp. (the "Company") was incorporated under the laws of the State of Florida on June 1, 1990 under the name Optimum Computing Inc. Its subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., were incorporated under the laws of the State of Florida on December 19, 1996.

         On August 31, 1995, the Company entered into a Share Exchange Agreement with the limited partners of the Sunshine Key Associates limited partnership, a Florida Limited Partnership (the "Partnership") whereby a 99% interest in the Partnership was transferred to the Company in exchange for 3,010,000 shares, or 83.6%, of the Company's common stock. On December 31, 1996, the Partnership entered into agreements with Ohio Key I, Inc. and Ohio Key II, Inc., both wholly-owned subsidiaries of the Company (the "Subsidiaries") pursuant to which with the Subsidiaries were assigned the assets and assumed the liabilities of the Partnership including the Sunshine Key RV Resort and Marina, a resort property located in Ohio Key, Florida ("Property").

         Until June 4, 1998, the Company, through the Subsidiaries, engaged in the ownership and management of the Property. On June 4, 1998, the Company's Subsidiaries sold (the "Sale") the Property for a sale price of $15,750,000 cash. A portion of the proceeds from the Sale, or $5,589,908, was used to pay all of the Company's long-term debt (including all debt associated with the Property). Proceeds were also used to redeem all of the Company's outstanding, Series A preferred stock and satisfy all other loans associated with the Property and Partnership. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the Sale, $8,149,727.15 (the "Remaining Proceeds"), in an IRS Rule 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria.

         On October 15, 1998, the Company, through its Subsidiaries, purchased the McLure House Hotel and Conference Center located in Wheeling, West Virginia for $3,200,000 paid in cash. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 25, 1998, the Company through its Subsidiaries purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through its Subsidiaries, purchased the Chamberlain Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Property" for further discussion of these acquisitions.

         Shortly after its Annual Report on Form 10-KSB for fiscal 1998 filing, the Company intends to transfer all assets and liabilities of the McLure House Hotel and Conference Center, Chamberlain Hotel and the Palmer Inn from Ohio Key I, Inc. and Ohio Key II, Inc. to McLure House Hotel & Conference Center, LLC, Old Point Comfort Hotel, LLC and Palmer Inn, Princeton LLC, respectively. These Florida limited liability companies will be established as single member LLC's, with the single member being the Company.

Business Strategy
-----------------

         The Company intends to increase the growth of its existing hotels through concentrated management efforts. The Company believes that it can increase profitability through the centralization of the hotel management. This will allow the Company to take advantage of increased efficiency through the pooling of resources between its three hotels. The Company intends to implement and utilize specific operating, marketing and financial system resources to enhance operating performance by maximizing revenues and reducing operating expenses. The Company is developing a consistent standard at each hotel in relation to the customer service, while allowing each hotel to maintain its unique character.

         Management believes a substantially increased marketing program will create both short-term and long-term benefits at each hotel. A primary customer base of the hotels is the business traveler. Consequently, the Company's sales force intends to intensify its marketing efforts to the corporate environment. In addition, the Company's sales force will actively market meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. Management has also targeted several capital improvement projects throughout each hotel that once completed are expected to increase the appeal and marketability of the hotels. The Company anticipates a significant amount of exposure during the Operation Sail 2000 event in June 2000. Operation Sail 2000, a nationally sponsored event planned by the United States, will be the largest gathering of sail training and naval vessels in history. It is in celebration of the millennium and will begin in May 2000 in Puerto Rico and end in New London, Maine in July 2000, with a stop in the Hampton Roads area in June 2000. The Company anticipates being the media host hotel in Hampton Roads for this event.

         The Company also intends to continue to expand through the acquisition of additional hotel properties. Management will concentrate on evaluating full-service, high quality, independently franchised hotels throughout the United States. It intends to focus on acquisitions within larger cities or within their immediate surroundings. The Company believes there are full-service, high quality, independent franchised hotel properties on the hotel market that can benefit from the efficiencies of experienced central management and the availability of financial resources to achieve full potential. Management is focused on those properties that will provide internal growth and increased profitability. Management believes that market conditions remain favorable for the acquisition of full-service, high quality, independent franchised hotels and expects to continue analyzing potential acquisition properties. The Company intends to fund the acquisition of hotel properties through the public or private sale of its securities or by obtaining financing from institutional or other financing firms.

Competition
-----------

         The hotel industry is highly competitive and the Company's hotels are subject to competition from other hotels. Many of the Company's competitors may have substantially greater marketing and financial resources than the Company's. Each of the Company's hotels compete for guests primarily with other similar hotels in its immediate vicinity and secondarily with other similar hotels in its geographic market. Management believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

Seasonality
-----------

         The hotel industry is seasonal in nature. Generally, the Company's hotel revenue will be greater in the second and third quarters of a calendar year. The McLure House Hotel and Conference Center also generates greater revenues in the fourth quarter of the calendar year due to an annual local area festival. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

Employees
---------

         The Company currently has two employees in its corporate management consisting of its Chief Financial Officer and Vice President of Hotel Operations. The Company presently employs approximately 190 persons through its subsidiaries. All three hotels are full service, but only one operates its own food service. The number of employees at each hotel is subject to change based on seasonal considerations. Management believes that its present employees are adequate to support its current operations although the Company intends to hire additional employees upon the acquisition of other properties. Management believes its relations with employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently operates three full-service hotels with food service and banquet facilities, one of which is under a franchise agreement with Best Western. All hotels are concentrated in the Mid-Atlantic Region of the United States. In March 1999, the Company changed its principal place of business from Miami, Florida to the Chamberlain Hotel in Hampton, Virginia.

         The McLure House Hotel and Conference Center built in 1853, is located in downtown Wheeling, West Virginia. In August 1998, AAA rated the hotel a Three Diamond Hotel. It has 173 guestrooms inclusive of 1 and 2 bedroom suites, a VIP executive floor, 27 apartments, and a full service parking garage. The hotel has approximately 7,500 square feet of banquet/conference space. The ground floor has several storefront tenants who offer both street and lobby access to their facilities. The original Hallmark gift shop is among these tenants. As of December 31, 1998, the hotel assumed the restaurant and lounge functions previously leased to a third party. The Company has not re-opened the restaurant and is currently negotiating third party leasing arrangements.

         The Best Western Palmer Inn is located in Princeton, New Jersey. The hotel is currently a AAA rated Three Diamond Hotel. There are 106 guestrooms inclusive of deluxe rooms, suites and efficiencies that are equipped for extended stays. The hotel has five meeting/banquet rooms, a business center with computer stations, fax and copier equipment, a pool, and an exercise room complete with a sauna. There is a Charlie Brown franchised restaurant in the hotel with lobby access for which there is a long-term lease arrangement between the hotel and the restaurant.

         The Chamberlain Hotel is located on the Chesapeake Bay in Hampton, Virginia. The hotel is listed on the National Register of Historic Places. It has 283 rooms, a banquet room and large meeting areas, indoor and outdoor pools, and a business center with computer stations, fax and copier equipment. AAA does not currently rate the hotel.


ITEM 3.  LEGAL PROCEEDINGS

         In November 1998, the Company received a written claim from a third party alleging that the Subsidiaries misrepresented the condition of the Sunshine Key RV Resort and Marina. The amount of the claim was stated at approximately $750,000, but no formal complaint has yet to be filed in any state or federal court naming the Company or the Subsidiaries as a party. Therefore, it is impossible at this time to determine the amount of controversy relating to such claim. Should a complaint be filed, the Company intends to vigorously defend this claim and believes that the claim is without merit. During fiscal 1998 and 1997, the Company spent approximately $173,500 and $114,000, respectively, on legal fees relating to this and other matters.


ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

         In 1998, a majority of shareholders by written consent authorized the sale of all of the assets held in the subsidiaries of Ohio Key I, Inc. and Ohio Key II, Inc. No matters were submitted to a vote of the Company's shareholders during the three months ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

         As of April 1, 1999, there were approximately 269 stockholders of record of the Company's Common Stock. The Company's Common Stock is currently listed for trading on the over-the-counter bulletin board under the symbol "PELP". The following table sets forth, for the period since January 1, 1997, the high and low closing sales prices for the Common Stock as reported by the OTC Bulletin Board.

                                                      Common Stock
                                                      ------------
                                             High                    Low
                                             ----                    ---
1997
First Quarter                                 1.88                    0.12
Second Quarter                                2.88                    1.00
Third Quarter                                 2.00                    0.50
Fourth Quarter                                1.31                    0.41

1998
First Quarter                                 1.50                    0.50
Second Quarter                                1.50                    0.63
Third Quarter                                 1.44                    1.00
Fourth Quarter                                1.25                    0.50

         The prices listed above for the Company's common stock reflect inter-dealer quotations, without retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

         The transfer agent for the Company's Common Stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report

         The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. Until June 4, 1998, the Company through the Subsidiaries engaged in the ownership and management of the Property. On June 4, 1998, the Company's Subsidiaries, sold the Property for a sale price of $15,750,000 cash. A portion of the proceeds from the Sale, or $5,589,908, was used to pay all of the Company's long term debt (including all debt associated with the Property). Proceeds were also used to redeem all of the Company's outstanding Series A preferred stock and satisfy all other loans associated with the Property and prior Partnership. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the Sale, $8,149,727.15 (the "Remaining Proceeds"), in an IRS Rule 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria are met.

         On October 15, 1998, the Company, through the Subsidiaries, purchased the McLure House Hotel and Conference Center located in Wheeling, West Virginia for $3,200,000 paid in cash. The purchase funds were drawn from the proceeds held in the Company's Rule 1031 Exchange Account. On October 16, 1999 the Company secured a note and mortgage on the property for $2,400,000.

         On November 25, 1998, the Company through the Subsidiaries purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through the Subsidiaries, purchased the Chamberlain Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         As of November 30, 1998 all requirements of the 1031 exchange account had been satisfied and the Company does not anticipate any material tax consequences due to the sale of the Property.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998
---------------------------------------------------------------------

         For the year ended December 31, 1998, revenues of continuing operations were $914,675 as compared to $0.00 in 1997. Costs of Revenues was $132,668 in 1998 as compared to $0.00 in 1997. The Gross Profit was $782,007 in 1998 as compared to $0.00 in 1997. All changes in revenues, cost of revenues and gross profit were attributable to the disposition of Sunshine Key resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key resort was the Company's only source of operations for the year ended December 31, 1997, the Company has treated the sale as discontinued operations for all periods presented.

         Total Operating and General Administrative expenses increased $781,548 from $197,948 in 1997 to $979,496 in 1998. The decrease was attributable to the disposition of Sunshine Key resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Interest expense was $146,428 in 1998 as compared to $0 in 1997. This represents the disposition of Sunshine Key resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key resort was the Company's only source of operations for the year ended December 31, 1997, the Company has treated the sale as discontinued operations for all periods presented.

         Income from continuing operations increased $219,557 from a loss of $382,173 in 1997 to a loss of $162,616 in 1998. Net income increased $6,195,697 from a loss of $482,336 in 1997 to $5,932,918 in 1998. The increases were attributable to the disposition of Sunshine Key resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key resort was the Company's only source of operations for the year ended December 31, 1997, the Company has treated the sale as discontinued operations for all periods presented.

Liquidity and Capital Resources

         The Company's working capital increased from a deficit of $2,235,899 at December 31, 1997 to $55,498 at December 31, 1998. This increase was due to the disposition of Sunshine Key resort and the acquisition of three hotels. All current liabilities associated with the Sunshine Key Resort at December 31, 1997 were satisfied at closing.

         At December 31, 1997 the Company had accounts receivable of $54,535 as compared to $290,798 at December 31, 1998. This increase is primarily comprised of ongoing business and the collection of funds and is not considered to be a concern. At December 31, 1997 the Company had accounts payable and accrued expenses of $252,824 as compared to $473,128 at December 31, 1998.

         Cash outlays for capital expenditures of property and equipment totaled $326,808 for the 1997 fiscal year compared to approximately $30,000 for the 1998 fiscal year. The 1998 expenditures relate only to the acquired hotels.

         All long-term debt associated with the Sunshine Key Resort has been satisfied. The Company currently has a total of $9.9 million of debt associated with its three hotels.

         There is a $2.4 first mortgage held on the McLure House Hotel. See exhibit 10.12.

         The Palmer Inn has a $1 million first mortgage and a $4 million second mortgage. The first mortgage on the Palmer is due on June 29, 1999. Although the mortgage is current, management has been actively negotiating the refinance of the first and second mortgages and expects to secure financing before June 29, 1999.

         The Chamberlain Hotel presently has a $2.27 million first mortgage, negotiated down from a $3 million mortgage as of December 31, 1998 which was refinanced in February 1999. This refinance resulted in a forgiveness of debt and resulting savings of approximately $500,000.

         On June 4, 1998, the Company redeemed the outstanding certificates of the holders of the Series A Preferred Stock. Two holders of the Series A Preferred Stock, one being the chairman of the Company received 117.6% of the multiple of the face value of the shares and the number of shares held resulting in an aggregate payout of $345,630. No accrued dividends were granted.

ADDITIONAL FACTS TO CONSIDER

Year 2000

         The Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes a hotel reservation software system that is not year 2000 compliant. Management has already scheduled the upgrade of this system in mid year 1999, was necessary for other operational enhancement as well as incorporating year 2000 compliance. The cost of this upgrade is immaterial and is not expected to impact the Company's overall expenses. Additionally, the Company intends to purchase or lease future computer systems that will have already addressed the "Year 2000" issue.

Outlook

         Management anticipates an increase in revenues through the end of 1999. Revenue increases are mostly anticipated at the McLure House Hotel and the Palmer Inn. The Palmer Inn implemented a rate increase in early 1999 that allow it to remain within the average rate of comparable hotels in its market. Expenses are anticipated to only increase slightly. Management believes that the implementation of its central management operation will produce decreases in management expenses incurred at the Palmer Inn in fiscal 1998. This coupled with the anticipated minor increases in expenses at the other two hotels relates to an overall expected increase in the net income for all three hotels collectively. Management does anticipate an increase in the corporate overhead expense with the implementation of a centralized management function for the hotels. The Company believes that this self-management approach will create a savings in the overall management costs as opposed to the use of management companies.

         The McLure House Hotel will be in the final year of a four-year capital improvement plan in fiscal 1999. The remaining improvements include the last of guestroom and corridor upgrades as well as upgrades to the lounge. Management plans on funding these projects through operations. The Company is presently analyzing the feasibility of adding an additional 20 to 30 suites at the Palmer Inn. This would close in the back end of its "u" shaped construction and would create a courtyard in the center of the building. Initial feasibility estimates look favorable and the previous owner had secured the local approval necessary for such an expansion. If the Company decides to move forward, it will look to secure debt financing for this project. Management is currently developing a capital improvement plan for the Chamberlain Hotel. It will initially focus on improvements to guestrooms and public areas. Management plans on funding these projects through operations.

ITEM 7.  FINANCIAL STATEMENTS

         The Company's financial statements are included in this report, at pages F-1 to F-23.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. The Board of Directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

          Name                      Age               Position
          ----                      ---               --------

C. John Knorr, Jr.                  53            Chairman of the Board

Timothy M. Benjamin                 33            Chief Financial Officer
                                                  and Treasurer
Jane Bergman                        46            Director

Donald E. Schupp                    52            Director

         Unless otherwise noted, the address of each of the directors and officers of the Company is 12520 SW 195 Terrace, Miami, Florida 33177.

         Carl John Knorr, Jr. Since June 1, 1996 Mr. Knorr has served as the Company's Chairman of the Board and from August 31, 1995 through May 31, 1996 as the Company's President. Mr. Knorr is also President and sole shareholder of Infinity Investment Group, Inc., the general partner and management Company for the Partnership since 1991.

         Timothy M. Benjamin. Since October 30, 1995, Mr. Benjamin has served as the Company's Chief Financial Officer and since June 1, 1996 has served as the Company's Chief Financial Officer and Treasurer. From 1989 to October 1995 Mr. Benjamin was employed with the Federal Reserve Bank of Atlanta, and Miami, Florida, as Senior Business Development Coordinator.

         Jane E. Bergman. From June 1, 1996 to May 31, 1998, Ms. Bergman served as President of the Company and since February 20, 1997, as a Director of the Company. From 1992 to 1996 Ms. Bergman has been self employed concentrating on the management of her rental properties as well as managing and operating an animal care business. In 1992, she retired from Bell Atlantic where she was Director of Operations in various departments since 1983.

         Donald E. Schupp. Since February 20, 1997 Mr. Schupp has served as a director of the Company. Mr. Schupp has served as President and Chief Operating Officer for American Refining Group, which is in the oil refining business, headquartered in Pittsburgh, Pennsylvania since 1983 and is a member of the Board of Directors at the Company.



         As additional properties are acquired, the Company anticipates attracting additional, equally successful and qualified, directors, officers, and facility managers.

         The Company currently does not have any board-approved committees.

COMPLIANCE WITH SECTION 16 (A) OF THE SECURITIES EXCHANGE ACT OF 1934
---------------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding common stock, to file with the Securities and Exchange Commission (the"SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required. The Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1998, except that the Chief Financial Officer, Timothy Benjamin inadvertently filed a late Form 4 for reporting options exercised. Jane Bergman, former President, inadvertently filed a late Form 4 for reporting quarterly stock compensation received as an officer.

ITEM 10.  EXECUTIVE COMPENSATION

         No executive officer of the Company has had annual compensation in excess of $100,000. The following table shows for the years ended December 31, 1997 and 1998 the cash and other compensation paid by the Company to its President and Chairman.

                                             Summary Compensation Table

Name and                                                           Other Annual              All Other
Principle Position            Year         Salary      Bonus       Compensation              Compensation
------------------            ----         ------      -----       ------------              ------------
Jane Bergman,                 1997         $-0-        $-0-              $-0-                    $8,750(1)
  President(2)                1998         $-0-        $16,500           $-0-                    $28,700(3)

C. John Knorr,
  Chairman of the Board       1997         $62,400     $-0-              $-0-                    $-0-
                              1998         $62,400     $8,750            $-0-                    $-0-

----------------------
(1) Represents the value determined by management of 140,000 shares of Common Stock earned in 1997 pursuant to the employment agreement between the Company and Ms. Bergman.

(2) Ms. Bergman served as President of the Company from June 1, 1996 to May 31, 1998.

(3) Represents the value determined by management of 40,000 shares of Common Stock earned in 1998 pursuant to the employment agreement between the Company and Ms. Bergman which contract expired on May 31, 1998 and was not renewed.

Option Grants in Last Fiscal Year
---------------------------------

         During fiscal 1998, the Company granted to the Chief Financial Officer ("CFO") the option to purchase up to 50,000 shares of common stock at an exercise price of $.01 per share, which was vested and exercisable on March 1, 1998. On March 6, 1998, the CFO exercised the option and was issued 50,000 shares of common stock of the Company as restricted shares under Rule 144 of the Securities Act of 1933. The Company granted no other options to purchase shares of common stock during the fiscal year ended December 31, 1998. Neither Ms. Bergman nor Mr. Knorr exercised options in the fiscal year ended December 31, 1998.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on April 1, 1999 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. At

April 1, 1998, there were 5,094,185 shares of Common Stock outstanding. The address for each of the person's set forth below is 2 Fenwick Road, Fort Monroe, VA 23651, except as otherwise noted.

                                                     No. of Shares
                                                   of Common Stock               Percent
Name and Address                                  Beneficially Owned            of Class
----------------                                  ------------------            --------
C. John Knorr, Jr.(1)                                   1,685,483                 29.3%
Jane Bergman (2)                                          280,000                  5.5%
Donald E. Schupp                                              400                  0.0%
Timothy M. Benjamin(3)                                     50,000                  1.0%
Thomas L. Callahan(4)                                     688,145                 13.5%
Linda Brauer(5)                                           350,698                  6.8%
    All executive officers and directors
 as a group (four persons)                              2,015,883                 35.0%
------------------------------

(1) Mr. Knorr's address is 104 Woodhall Drive, Richmond, VA 23229. Includes 107,256 shares of Common Stock held by Infinity Investment Group, Inc., the general partner of the Partnership, in which Mr. Knorr is the sole shareholder. Includes (i) 333,333 shares of Common Stock issuable upon the exercise of options at a price of $.01 per share at any time after January 1, 1998 until January 1, 2002 and (ii) 333,333 shares of Common Stock issuable upon the exercise of options at a price of $.01 per share at any time after January 1, 1999 until January 1, 2003.

(2)      Ms. Bergman's address is 22 Larison Road, Chester, NJ 07930.

(3) Mr. Benjamin's address is 12520 SW 195 Terrace, Miami, FL 33177. Does not include up to 40,000 shares issuable upon the exercise of options that vest upon certain conditions set forth in Mr. Benjamin's 1997-98 employment agreement.

(4)      Mr. Callahan's address is 1001 Oystercove Drive, Grasonville, MD
         21638.

(5)      Ms. Braurer's address is 11308 Bedfordshire Avenue, Potomac, MD  20854.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of the date hereof, there are stock options to purchase an aggregate of 666,666 shares of Common Stock outstanding at a price of $.01 per share, which were granted to Mr. Knorr on October 9, 1996 in consideration for Mr. Knorr guaranteeing the payment of $1,000,000 pursuant to the Guarantee Agreement between Mr. Knorr and WAMCO XXII, Ltd., dated August 6, 1996.

         Also, Infinity Investments Group, Inc., a Florida corporation which is owned and controlled by Mr. Knorr, Chairman of the Board, privately owned three park model units located at the Sunshine Key Resort. Those rental units were managed through Ohio Key I Inc.'s rental management program and expenses were paid on behalf of the units and the units through May 1998 earned income. On June 4, 1998 Infinity Investment Group sold its interests in the three park model units and all balances owed by the Company were settled.

         The Company owed Mr. Knorr directly and indirectly a sum of $5,638 as of December 31, 1997 which was referred to as "Due to Affiliates" in the financial statements. These sums are related to the above mentioned rental unit incomes. As of this filing, there are no balances owed to or from Mr. Knorr directly or indirectly other than compensation for services as chairman in the sum of $62,400 annually.

         On June 4, 1998 the Company redeemed an aggregate of 46,666 shares of its Series A Preferred Stock for a redemption price of 117.6% of the stated face value of $1.50 per share. As a result of the redemption, Mr. Knorr who owned 46,666 shares of the Series A preferred Stock, received $82,320.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

3.1 Articles of Incorporation dated 5/30/90 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.2 Articles of Incorporation Amendment to the Articles of Incorporation dated 6/29/95 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.3 Articles of Incorporation Amendment to the Articles of Incorporation dated 6/20/90 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.4 Articles of Incorporation Amendment to the Articles of Incorporation dated 8/15/95 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.5 Ohio Key I Articles of Incorporation dated 12/16/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.6 Ohio Key II Articles of Incorporation dated 12/16/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.7 Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.8 Ohio Key I Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.9 Ohio Key II Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
3.10 Articles of Incorporation Amendment to the Articles of Incorporation dated June 29, 1997. (Incorporated by reference to the Exhibit of the same number filed with the Securities and Exchange Commission on November 14, 1998, File No. 000-23075
4.1 Specimen Common Stock Certificate (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
4.2 Specimen Class A Common Stock Purchase Warrant (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
4.3 Specimen Class B Common Stock Purchase Warrant (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.1 Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates Limited Partnership effective August 30, 1995 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.2 Loan Restructuring Agreement between Ohio Key I, Inc.; WAMCO XXII Ltd. and Sunshine Key Associates Limited Partnership dated 1/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)

10.3 Promissory Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio Key II, Inc. dated 12/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.4 Restated Mortgage and Assumption Agreement (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.5 Assignment for Assumption of Leases between Ohio Key I, Inc and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.6 Agreement for Assumption of Liabilities between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.7 Assignment and Assumption of Contracts between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.8 Assignment between Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.9 Purchase agreement between Ohio Key I, Inc., Ohio Key II, Inc. and WesBanco for the purchase of the McLure House Hotel dated September 23, 1998 (Incorporated by reference to the Company's 8-K as filed with the Securities and Exchange Commission on October 22, 1998)
10.10 Agreement of Sale between Ohio Key I, Inc., Ohio Key II, Inc. and Keydocrom, Inc. for the purchase of the Palmer Inn dated November 11, 1998 (Incorporated by reference to the Company's 8-K/A as filed with Securities and Exchange Commission on December 14, 1998)
10.11 Sale and Purchase of Assets Agreement between Ohio Key I, Inc., Ohio Key II, Inc. and Chamberlain Hotel LLC dated November 30, 1998 (Incorporated by reference to the Company's 8-K/A as filed with the Securities and Exchange Commission on December 14, 1998)
10.12    McLure House Hotel $2,400,000 Term Note. (1)
10.13    Palmer Inn $4,000,000 Mortgage Note. (1)
10.14    Palmer Inn Note and Mortgage Modification and Assumption Agreement for
         10.14 $1,000,000 First Mortgage. (1)
21.1     Subsidiaries.
23.1     Independent Auditor's Consent
27.1     Financial Data Schedule. (1)

(1)      Filed herewith

b)       Reports on Form 8-K

         The Company filed a report on Form 8-K, date of report October 22, 1998, which reported the Company's acquisition of the McLure House Hotel.

         The Company filed a report on Form 8-K, date of report December
         7, 1998, which reported the Company's acquisition of the Palmer Inn and the Chamberlain Hotel.

         The Company filed a report on Form 8-K/A, date of report December 14, 1998, which reported the purchase contracts on the Company's acquisitions of the Palmer Inn and the Chamberlain Hotel.

         The Company filed a report on Form 8-K/A, date of report December 28, 1998, which reported the required prior year's financials for the McLure House Hotel.
                                       15

SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Pelican Properties International, Inc.
                                         (Registrant)

                                         By: /s/ C. John Knorr
                                             ------------------------------
                                                  C. John Knorr
                                                  Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                                      Date
         ---------                                    -----                                      ----

C. John Knorr
-------------------------                   Chairman of the Board                                April 14, 1999
C. John Knorr                               (Principal Executive Officer)

Timothy M. Benjamin
-------------------------                   Chief Financial Officer and
Timothy M. Benjamin                         Treasurer (Principal Financial
                                            Officer)                                             April 14, 1999
Jane Bergman
-------------------------                   Director
Jane Bergman                                                                                     April 14, 1999

Donald E. Schupp
-------------------------                   Director
Donald E. Schupp                                                                                 April 14, 1999



                        Pelican Properties, International
                             Corp. and Subsidiaries

                        Consolidated Financial Statement

                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                                 TABLE OF CONTENTS



INDEPENDENT AUDITOR'S REPORT............................................................................................1

CONSOLIDATED BALANCE SHEET..............................................................................................2



CONSOLIDATED STATEMENTS OF OPERATIONS...................................................................................3



CONSOLIDATED STATEMENTS OF
 STOCKHOLDERS' EQUITY (DEFICIT).........................................................................................4



CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................................................5 - 6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................................7 - 23


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors and Stockholders
Pelican Properties, International Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Pelican Properties, International Corp. and Subsidiaries (the "Company") as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pelican Properties, International Corp. and Subsidiaries at December 31, 1998, and the results of their operations and their cash flows for the two years then ended in conformity with generally accepted accounting principles.





Morrison, Brown, Argiz & Company


Certified Public Accountants
Miami, Florida
April 2, 1999


                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEET
                                                 DECEMBER 31, 1998

ASSETS

CURRENT ASSETS
  Cash                                                                                                    $       121,623
  Investments                                                                                                   1,082,488
  Accounts receivable                                                                                             290,798
  Other receivable                                                                                                224,047
  Inventories                                                                                                      72,551
  Other current assets                                                                                             35,690
                                                                                                          ---------------

           TOTAL CURRENT ASSETS                                                                                 1,827,197

PROPERTY AND EQUIPMENT, net                                                                                    16,059,223

NOTE RECEIVABLE                                                                                                   500,000

OTHER ASSETS, net                                                                                                  80,651
                                                                                                          ---------------
           TOTAL ASSETS                                                                                   $    18,467,071
                                                                                                          ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                                                   $       473,128
  Other current liabilities                                                                                       101,464
  Current maturities of long-term debt                                                                          1,035,423
  Income taxes payable                                                                                            161,684
                                                                                                          ---------------

           TOTAL CURRENT LIABILITIES                                                                            1,771,699
                                                                                                          ---------------

LONG TERM LIABILITIES
  Deferred income taxes                                                                                         2,692,732
  Long-term debt, less current maturities                                                                       9,336,205
                                                                                                          ---------------

           TOTAL LONG TERM LIABILITIES                                                                         12,028,937
                                                                                                          ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred Stock, par value $.001; 1,000,000 shares authorized of Series A
 convertible cumulative 6%, none issued or outstanding                                                               -
 Common stock, par value $.001; 100,000,000 shares
  authorized; 5,094,185 shares issued and outstanding                                                               5,094
 Additional paid in capital                                                                                     3,278,588
 Accumulated earnings                                                                                           1,382,753
                                                                                                          ---------------

           TOTAL STOCKHOLDERS' EQUITY                                                                           4,666,435
                                                                                                          ---------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY                                                                                        $    18,467,071
                                                                                                          ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEARS ENDED DECEMBER 31,


                                                                                        1998                  1997
                                                                                    ---------------       ---------------
REVENUES                                                                            $       914,675       $             -

COST OF REVENUES                                                                            132,668                     -
                                                                                    ---------------       ---------------

GROSS PROFIT                                                                                782,007                     -
                                                                                    ---------------       ---------------

EXPENSES
   Operating                                                                                263,813                     -
   General and administrative                                                               715,683               197,948
   Interest                                                                                 146,428                     -
   Depreciation and amortization                                                             81,361                     -
                                                                                    ---------------       ---------------

           TOTAL EXPENSES                                                                 1,207,285               197,948
                                                                                    ---------------       ---------------

OPERATING LOSS                                                                             (425,278)             (197,948)
                                                                                    ---------------       ---------------

OTHER INCOME (EXPENSE)
   Interest                                                                                 163,431                     -
   Other                                                                                      1,661              (184,225)
                                                                                    ---------------       ---------------

                                                                                            165,092              (184,225)
                                                                                    ---------------       ---------------

           LOSS FROM CONTINUING OPERATIONS
           BEFORE INCOME TAXES                                                             (260,186)             (382,173)

BENEFIT FOR INCOME TAXES                                                                     97,570                     -
                                                                                    ---------------       ---------------

           LOSS FROM CONTINUING OPERATIONS                                                 (162,616)             (382,173)

DISCONTINUED OPERATIONS
   Income (loss) from discontinued operations,
    net of $15,967 and $0 taxes, for
    December 31, 1998 and 1997, respectively                                                 39,686              (100,163)
   Gain on sale, net of $3,311,834 taxes                                                  5,475,305                     -
                                                                                    ---------------       ---------------

INCOME BEFORE EXTRAORDINARY ITEM                                                          5,352,375              (482,336)

EXTRAORDINARY ITEM, net of $0 taxes,
 for December 31, 1998 and 1997                                                             580,543                     -
                                                                                    ---------------       ---------------

           NET INCOME (LOSS)                                                        $     5,932,918       $      (482,336)
                                                                                    ===============       ===============

BASIC AND DILUTED EARNINGS (LOSS)
 PER COMMON SHARE:
   Continuing operations                                                            $          (.03)      $          (.08)
                                                                                    --------------        ---------------
   Discontinued operations                                                          $          1.09       $          (.02)
                                                                                    ---------------       ---------------
   Extraordinary items                                                              $           .11       $             -
                                                                                    ---------------       ---------------
   Net income (loss)                                                                $          1.17       $          (.10)
                                                                                    ===============       ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                        PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                             FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997


                                           Common Stock             Preferred Stock        Additional     Accumulated
                                     ------------------------    -----------------------    Paid-in        Equity
                                       Shares          Amount      Shares       Amount      Capital       (Deficit)         Total
                                     -----------   ----------    ---------     ---------  ------------  -------------   ------------
Balances - January 1, 1997             4,573,456   $    4,573           -     $        -   $ 3,169,609  $  (4,067,829)  $  (893,647)
                                     -----------   ----------   ---------     ----------  ------------  -------------   -----------
Issue of stock compensation               50,000           50           -              -         3,075              -         3,125

Issue of stock compensation               50,000           50           -              -         3,075              -         3,125

Issue of common stock for consulting
 services                                200,000          200           -              -        24,800              -        25,000

Issue of preferred stock                       -            -     195,907            196       293,666              -       293,862

Issue of common stock to repay loan       20,156           20           -              -        30,230              -        30,250

Issue of common stock to shareholder      13,906           14           -              -           (14)             -             0

Issue of common stock to repay loan        6,667            7           -              -         9,993              -        10,000

Issue of stock compensation               20,000           20           -              -         1,230              -         1,250

Issue of stock compensation               20,000           20           -              -         1,230              -         1,250

Net loss                                       -            -           -              -             -       (482,336)     (482,336)

                                     -----------   ----------   ---------     ----------  ------------  -------------   -----------
Balances - December 31, 1997           4,954,185        4,954     195,907            196     3,536,894     (4,550,165)   (1,008,121)
                                     -----------   ----------   ---------     ----------  ------------  -------------   -----------

Issue of stock compensation               50,000           50           -              -         6,200              -         6,250

Issue of stock compensation               20,000           20           -              -         2,480              -         2,500

Issue of stock compensation               20,000           20           -              -        26,230              -        26,250

Repurchase of preferred stock                  -            -    (195,907)          (196)     (293,666)             -      (293,862)

Issue of common stock                     50,000           50           -              -           450              -           500

Net income                                     -            -           -              -             -      5,932,918     5,932,918

                                     -----------   ----------   ---------     ----------  ------------  -------------   -----------
Balances - December 31, 1998           5,094,185   $    5,094           -     $        -  $  3,278,588  $   1,382,753   $ 4,666,435
                                     ===========   ==========   =========     ==========  ============  =============   ===========

  The accompanying notes are an integral part of these consolidated financial statements.


                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31,


                                                                                        1998                  1997
                                                                                    ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                                 $     5,932,918       $      (482,336)
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                                           81,361               337,875
     Extraordinary gain - forgiveness of debt                                              (580,543)                    -
     Non-cash compensation                                                                   35,000                33,750
     Gain on sale of discontinued operations                                             (8,787,139)                    -
     Loss on disposal of fixed assets from discontinued operations                           28,593                     -
     Impaired assets written-off and disposed of                                                  -                49,880

     Change in operating assets and liabilities:
       Accounts receivable                                                                 (236,263)               32,481
       Inventories                                                                          (19,559)                3,333
       Other current assets                                                                  (8,387)              252,397
       Other assets                                                                          43,219                 8,384
       Accounts payable and accrued expenses                                                204,269                 3,598
       Deferred revenues                                                                   (222,764)                6,419
       Other current liabilities                                                           (518,581)              163,717
       Due to affiliate                                                                           -              (102,272)
       Income taxes payable                                                               2,854,416                     -
                                                                                    ---------------       ---------------

NET CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES OF:
  Continuing operations                                                                  (1,277,706)             (382,173)
  Discontinued operations                                                                    84,246               689,399
                                                                                    ---------------       ---------------

           NET CASH PROVIDED BY (USED IN)
            OPERATING ACTIVITIES                                                         (1,193,460)              307,226
                                                                                    ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                  (16,169,838)             (326,808)
  Proceeds from the sale of fixed assets                                                 14,958,903                     -
  Other receivable                                                                         (224,047)                    -
  Purchases of investments                                                               (1,082,488)                    -
  Note receivable                                                                          (500,000)                    -
                                                                                    ---------------       ---------------

           NET CASH USED IN INVESTING ACTIVITIES                                         (3,017,470)             (326,808)
                                                                                    ---------------       ---------------

  The accompanying notes are an integral part of these consolidated financial statements.





                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                                         FOR THE YEARS ENDED DECEMBER 31,




                                                                                        1998                  1997
                                                                                    ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt                                                   (4,459,496)             (358,962)
  Changes in pre-petition debt                                                             (136,771)               59,309
  Proceeds from other borrowings                                                          9,400,000               277,228
  Repayments of stockholders loans                                                         (241,153)                    -
  Repurchase of preferred stock                                                            (293,862)                    -
  Proceeds from issuance of common stock                                                        500                     -
                                                                                    ---------------       ---------------

           NET CASH PROVIDED BY (USED IN)
            FINANCING ACTIVITIES                                                          4,269,218               (22,425)
                                                                                    ---------------       ---------------

NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                                                        58,288               (42,007)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                 63,335               105,342
                                                                                    ---------------       ---------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                              $       121,623       $        63,335
                                                                                    ===============       ===============

  The accompanying notes are an integral part of these consolidated financial statements.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



NOTE 1 -        BUSINESS AND ORGANIZATION

                Pelican Properties, International Corp. ("Pelican") through its subsidiary, Ohio Key I, Inc. and Ohio Key II, Inc. ("Subsidiaries") (collectively the "Company"), owned and operated a recreational vehicle and camping resort in the Florida Keys as its primary business. The Subsidiaries also owned and operated a convenience store, gas station, bait and tackle shop and marina on its premises.

                In June, 1998, the Company exchanged its interest in the recreational vehicle and camping resort for three hotels under code section 1031 "like-kind exchange in property". Under the code section, the Internal Revenue Service allows the transaction to be a tax-free exchange. The Company is now primarily engaged in the ownership and management of three hotels, located in Princeton, New Jersey, Wheeling, West Virginia and Hampton, Virginia. The hotel in Princeton, New Jersey (The Palmer Inn) operates with an affiliation to the Best Western brand.

                The Company is economically dependent upon the travel, recreational, tourism trade and changes in weather conditions in the cities where the hotels are located. The operations are seasonal, with peaks during the second and third quarters of the year.

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                (A) PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

                      The accompanying consolidated financial statements include the financial statements of Pelican and its wholly owned subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc. All significant intercompany transactions and accounts have been eliminated.

                      The consolidated financial statements of the Company as of December 31, 1998, reflect its operations from October 15, 1998 through December 31, 1998. The Company had no operations from June 1998 through October 1998, since it was finalizing the 1031 exchange. The period prior to June 1998 is reflected as discontinued operations in the accompanying consolidated financial statements. Therefore, the results of operations presented in the Company's consolidated statements of operations are not, in the opinion of management, indicative of the future results of operations of the Company.

                (B) USE OF ESTIMATES

                      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                (C) CASH AND CASH EQUIVALENTS

                      Cash and cash equivalents are defined as financial instruments with maturities of three months or less. As a result, the recorded amounts approximate their fair value. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, such balances may be in excess of the federally insured limit of $100,000.

                (D) INVESTMENTS

                      Investments are comprised of short-term money market funds. The recorded amounts approximate their fair value.

                (E) ACCOUNTS RECEIVABLE

                      At December 31, 1998, accounts receivable mainly consists of hotel guests receivables and banquet receivables relating to conventions and parties.

                      An allowance for doubtful accounts has been established amounting to approximately $35,000 as of December 31, 1998.

                (F) INVENTORIES

                      Inventories consist primarily of food and beverage products as well as consumable supplies and other supplies and is carried at the lower of cost or market. Cost is determined on the first-in, first-out basis.

                (G) PROPERTY AND EQUIPMENT

                      Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for major improvements and additions are capitalized and depreciated while replacements, maintenance, and repairs, which do not significantly improve or extend the lives of the respective assets, are expensed as incurred.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                (H) INCOME TAXES

                      The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse.

                (I) EARNINGS PER SHARE

                      Earnings per share is determined in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement establishes standards for computing and presenting earnings per share ("EPS"). It replaces the presentation of primary EPS with a presentation of basic EPS. This statement requires restatement of all prior-period EPS data presented.

                      The net income (loss) per share is computed by dividing the net income or loss for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior year common stock options) for the period plus the dilutive effect of outstanding common stock options and warrants considered to be common stock equivalents. Stock options and other common stock equivalents are excluded from the 1998 and 1997 net income (loss) per share calculation as their effect would be anti-dilutive.

                      Basic and diluted earnings per share amounts are equal because the Company has a loss from continuing operations and consideration of the redeemable preferred stock, outstanding options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

                      The weighted average number of shares used to compute EPS were 5,074,980 and 4,743,819 for 1998 and 1997, respectively.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                (J) COMPREHENSIVE INCOME

                      The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for the period ending December 31, 1998. Comprehensive income is defined as "the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners". Comprehensive income includes net income as well as other comprehensive income. Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. For the years ending December 31, 1998 and 1997, respectively, the Company has no items of other comprehensive income.

                (K) FRANCHISE AGREEMENT

                      The Company has been granted a limited license to use the Best Western trade name and all other Best Western identification symbols for its Palmer Inn located in Princeton, New Jersey.

                      The franchise agreement requires the Company to pay a monthly royalty fee based on room nights booked, net of cancellations. Annual dues are assessed each year, payable once a year at the time the Best Western affiliation is renewed. The Company is also required to pay various domestic and international reservation fees based on client room nights sold.

                (L) DISCONTINUED OPERATIONS

                      On June 4, 1998, the Subsidiaries sold a resort known as Sunshine Key RV Resort and Marina for $15,750,000. The net proceeds were placed in escrow and later used for acquisitions of certain hotels all under the umbrella of a tax-free exchange under the Internal Revenue Code Section 1031 "Like-kind exchange of real property".

                      Sunshine Key RV Resort and Marina was the Company's only source of operations for the year ended December 31, 1997. The Company has therefore treated the sale as discontinued operations for all periods presented (NOTE 14).

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                (M) ACQUISITIONS

                      On October 15, 1998, the Subsidiaries acquired the McLure House Hotel located in Wheeling, West Virginia, along with the underlying land, equipment, furniture and fixtures for $3,200,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based on their respective fair values. The Subsidiaries obtained a term note in conjunction with the purchase, in the amount of $2,400,000. This purchase was included in the transaction under Internal Revenue Code Section 1031 "Like-kind exchange of real property".

                      On November 30, 1998, the Subsidiaries acquired the Chamberlin Hotel located in Hampton, Virginia, along with the underlying equipment, furniture and fixtures for $5,350,000. The Subsidiaries assumed the 40 year land lease which the hotel is located on, however, the landlord has not approved the assumption of the lease. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based on their respective fair values. The Subsidiaries assumed two deed of trust notes in conjunction with the purchase amounting to $2,000,000 and $1,000,000, respectively. This purchase was included in the transaction under Internal Revenue Code Section 1031 "Like-kind exchange of real property".

                      On November 30, 1998, the Subsidiaries purchased the Palmer House Hotel located in the Township of West Windsor, New Jersey, along with the underlying land, equipment, furniture and fixtures for $7,500,000. The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the acquired assets based on their respective fair values. The Subsidiaries assumed a first mortgage in the amount of $1,000,000 and a purchase money second mortgage amounting to $4,000,000. This purchase was included in the transaction under Internal Revenue Code Section 1031 "Like-kind exchange of real property".

                (N) YEAR 2000 SYSTEMS COSTS

                      The Company utilizes software and related technologies throughout its businesses that will be affected by the date change in the year 2000. The Company is in the process of evaluating the full scope and related costs to insure that the Company's systems continue to meet its internal needs and those of its customers. Anticipated costs for system modifications will be expensed as incurred and are not expected to have a material impact on the Company's results of operations. However, the Company cannot measure the impact that the Year 2000 issue will have on its vendors, suppliers, customers and other parties with whom it conducts business.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                (O) ENVIRONMENTAL LIABILITIES

                      Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

                      In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of property and/or mitigate or prevent contamination from future operations.

                (P) RECLASSIFICATIONS

                      Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

NOTE 3 -        NOTE RECEIVABLE

                The note receivable earns interest at an annual rate of 7.5% for the first six consecutive months ending June, 1999 and 8% thereafter through May 25, 2000. Payment is due in six consecutive monthly installments of interest only of $3,125 commencing January 1, 1999 and ending June, 1999. Thereafter, payment is due in monthly installments of interest only of $3,333 commencing in July, 1999 and ending May 25, 2000. The outstanding principal balance under this note is due no later than the first to occur: (1) May 25, 2000 or (2) the date the mortgage note, dated November 25, 1998, in the original principal amount of $4,000,000, is paid in full (NOTE 8).

NOTE 4 -        PROPERTY AND EQUIPMENT

                Property and equipment as of December 31, 1998 consisted of the following:

                                                                    Estimated Useful
                                                                          Life
                                                                          ----
                Land                                                            -                         $     1,084,587
                Buildings and improvements                             15-31 years                             13,380,409
                Machinery and equipment                                  5-7 years                                246,945
                Furniture and fixtures                                     7 years                              1,423,051
                Computer equipment                                         5 years                                  3,871
                                                                                                          ---------------

                                                                                                               16,138,863

                Less accumulated depreciation                                                                      79,640
                                                                                                          ---------------

                                                                                                          $    16,059,223
                                                                                                          ===============


            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 4 -        PROPERTY AND EQUIPMENT (CONTINUED)

                Depreciation was $79,640 and $222,428 for the years ended December 31, 1998 and 1997, respectively. Property and equipment as of December 31, 1998 are located in Princeton, New Jersey, Hampton, Virginia, and Wheeling, West Virginia.

NOTE 5 -        OTHER ASSETS

                Other assets as of December 31, 1998 consisted of the following:
                Security deposits                                                                         $        17,280
                Loan origination costs (net of amortization of $1,721)                                             29,255
                Furniture and fixtures held for re-sale                                                            34,116
                                                                                                          ---------------

                                                                                                          $        80,651
                                                                                                          ===============

                Loan origination costs associated with the Palmer Inn purchase in November, 1998, are being amortized over 18 months. Amortization expense was $1,721 for the year ended December 31, 1998.

NOTE 6 -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                Accounts payable and accrued expenses at December 31, 1998 consisted of the following:

                Accounts payable                                                                          $       201,414
                Other payables                                                                                     32,316
                Sales taxes                                                                                        44,822
                Payroll and payroll taxes                                                                          56,306
                Personal property taxes                                                                             3,734
                Real estates taxes                                                                                 13,436
                Pre-petition debt                                                                                  16,035
                Accrued other                                                                                     105,065
                                                                                                          ---------------

                                                                                                          $       473,128
                                                                                                          ===============
NOTE 7 -        OTHER CURRENT LIABILITIES

                Other current liabilities at December 31, 1998 consisted of the following:

                Reservation deposits                                                                      $        48,547
                Accrued and deferred interest                                                                      52,917
                                                                                                          ---------------

                                                                                                          $       101,464
                                                                                                          ===============



            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 8 -        LONG-TERM DEBT

                Mortgage note payable:
                  Note payable at 7.5% per annum. Payable in 24 consecutive
                  monthly installments of interest only commencing November,
                  1998 and ending October, 2000, at which time the outstanding principal balance will be amortized based on a 25-year
                  amortization schedule with the remaining principal balance and any accrued interest due on October 16, 2003. The note is
                  secured by substantially all property and equipment at the
                  McClure House Hotel.                                                                        $ 2,400,000

                Mortgage note payable:
                  Note payable at prime per annum, with equal monthly
                  installments of principal in the amounts of $13,576 together with interest on the unpaid principal balance with the
                  remaining principal balance and any accrued interest due on
                  June 29, 1999. The note is secured by substantially all
                  property and equipment, at the Palmer Inn, and is guaranteed
                  by a stockholder.                                                                               971,628

                Second mortgage note payable:
                  Note payable at 7.5% per annum for the first six consecutive months ending May, 1999. Payable in monthly installments of interest only commencing November, 1998 at 7.5% and June, 1999 at 8% and ending May, 1999 and June, 2000, respectively. The outstanding principal balance and any accrued interest will become due June, 2000. The note is secured by substantially
                  all property and equipment at the Palmer Inn.                                                 4,000,000

                Mortgage note payable:
                  Note payable at prime plus 1% per annum. Payable in monthly installments of interest only ending on January 22, 1999 at which time the outstanding principal balance will be amortized based on a 20-year amortization schedule with the remaining principal balance and any accrued interest due on December 31,
                  2013. The note is secured by substantially all
                  property and equipment at the Chamberlin Hotel.                                               1,000,000


            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 8 -        LONG-TERM DEBT (CONTINUED)

                Mortgage note payable:
                  Note payable at prime plus 1% per annum. Payable in monthly installments of interest only ending on January 22, 1999 at which time the outstanding principal balance will be amortized based on a 20-year amortization schedule with the remaining principal balance and any accrued interest due on December 31,
                  2013. The note is secured by substantially all
                  property and equipment at the Chamberlin Hotel.                                               2,000,000
                                                                                                          ---------------

                                                                                                               10,371,628

                Less current maturities                                                                         1,035,423
                                                                                                          ---------------

                Long-term debt                                                                            $     9,336,205
                                                                                                          ===============

                The fair value of the Company's long-term debt is estimated to approximate carrying value.

                The aggregate maturities of long-term debt subsequent to December 31, 1998 are as follows:

                December 31,

                    1999                                                                                  $     1,035,423
                    2000                                                                                        4,062,800
                    2001                                                                                           97,407
                    2002                                                                                          106,331
                    2003                                                                                        2,399,149
                    Thereafter                                                                                  2,670,518
                                                                                                          ---------------

                                                                                                          $    10,371,628
                                                                                                          ===============

                Interest expense on all indebtedness was $146,428 and $439,505 for the years ended December 31, 1998 and 1997, respectively.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 9 -        INCOME TAXES

                The components for income taxes for the years ended December 31, 1998 and 1997 are as follows:

                                                                                          1998                  1997
                                                                                    ---------------       ---------------
                Current
                  Federal                                                           $      (138,052)      $          -
                  State                                                                     (23,632)                 -
                                                                                    ---------------       ---------------

                                                                                           (161,684)                 -
                                                                                    ---------------       ---------------

                Deferred
                  Federal                                                                (2,620,048)                 -
                  State                                                                    (448,499)                 -
                                                                                    ---------------       ---------------

                                                                                         (3,068,547)                 -
                                                                                    ---------------       ---------------

                         Total provision for income taxes                           $    (3,230,231)      $          -
                                                                                    ===============       ===============

                The provision for income taxes of $3,230,231 is reflected in the Consolidated Statement of Operations as net components, included in discontinued operations and benefit for income taxes.

                Net deferred tax assets and liabilities at December 31, 1998 are as follows:

                The Company has deferred tax liabilities amounting to $2,692,732, as a result of the deferred gain from the tax-free exchange.

                The net operating loss carryforward of $257,602 from 1997 was reduced to $0 due to the forgiveness of indebtedness under the bankruptcy provisions of IRC Sec. 108(b).

                The reconciliation of statutory to the effective tax rate for 1998 is as follows:

                Statutory Tax Rate                                                                                  34.0%
                Tax Exempt Portion of Gain                                                                          (2.2)
                State Tax Effect                                                                                     3.5
                                                                                                             -----------

                Effective Tax Rate                                                                                  35.3%
                                                                                                             ===========
                The combined federal and state effective tax rate for 1997 was
                37.65%.

                                      -16-

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 10 -       COMMITMENTS AND CONTINGENCIES

                LITIGATION

                During November, 1998, the Subsidiaries received a claim from a third party alleging that the Subsidiaries misrepresented the condition of Sunshine Key RV Resort and Marina (property disposed of under Internal Revenue Code Section 1031 Like-kind exchange of real property). The amount of the claim is approximately $750,000. No litigation has been initiated as of the date of these financial statements. The Company intends to vigorously defend this claim and believes that the claim is without merit. The outcome of this claim is uncertain and no adjustments have been made in the accompanying consolidated financial statements relating to this matter.

                Legal fees incurred were approximately $173,500 and $114,000 for the years ended December 31, 1998 and 1997, respectively.

                OPERATING LEASE

                The Company leases equipment and has a land lease for the Hampton, Virginia hotel. Future minimum lease payments under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 1998:

                December 31,
                    1999                                                                                  $         8,259
                    2000                                                                                            6,334
                    2001                                                                                            6,000
                    2002                                                                                            6,000
                    2003                                                                                            6,000
                    Thereafter                                                                                    204,000
                                                                                                          ---------------

                                                                                                          $       236,593
                                                                                                          ===============

                Rent expense amounted to approximately $10,700 and $20,000 for all operating leases for the years ended December 31, 1998 and 1997, respectively.

                OPERATING LEASES AS LESSOR

                The Company leases certain hotel space to third parties. Future minimum rentals to be received under non-cancelable operating leases that have initial or remaining lease terms in excess of one year are as follows:

                December 31,
                    1999                                                                                  $       190,100
                    2000                                                                                           95,500
                    2001                                                                                           80,000
                    2002                                                                                           80,000
                    2003                                                                                           80,000
                    Thereafter                                                                                    400,000
                                                                                                          ---------------

                                                                                                          $       925,600
                                                                                                          ===============

           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 10 -       COMMITMENTS AND CONTINGENCIES (CONTINUED)

                EMPLOYMENT AGREEMENT

                The Company has an employment agreement with one of its officers, through October 31, 1999. The agreement provides for payment of a base salary, benefits and stock options.

                CONSULTING AGREEMENT

                The Company has an agreement for consulting services through March 31, 1999 relating to the identification and evaluation of real estate for acquisition. As compensation, the Company plans on issuing 215,000 shares of common stock during 1999. During 1998, total fees paid relating to these services amounted to $18,000. The Company intends to renegotiate the agreement once it expires.

                GOVERNMENTAL AND ENVIRONMENTAL MATTERS

                The Company, like others in similar businesses, is subject to extensive federal, state and local laws and regulations. Although Company policies and practices are designed to ensure compliance with these laws and regulations, increasingly stringent regulation could require unforeseen expenditures.

NOTE 11 -       STOCKHOLDERS' EQUITY

                EARNINGS PER SHARE

                                           For the Year ended December 31, 1998      For the Year ended December 31, 1997
                                           ------------------------------------      ------------------------------------

                                              Income         Shares      Per-Share      Income        Shares       Per-Share
                                           (Numerator)   (Denominator)     Amount    (Numerator)   (Denominator)    Amount
                                           -----------   -------------     ------    -----------   -------------    ------
              Loss before discontinued
               operations and
               extraordinary item            $(162,616)                              $   (382,173)

              Less:  Preferred stock
               dividends                             -                                          -
                                           -----------                               ------------

              Basic EPS
               Loss allocable to
                common stockholders          $(162,616)       5,074,980    $  (.03)  $   (382,173)     4,743,819     $  (.08)
                                          ============      ===========    =======   ============     ==========     =======

                                      -18-

          PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 11 -       STOCKHOLDERS' EQUITY (CONTINUED)

                Securities which could potentially dilute basic EPS in the future were not included in the computation of diluted EPS as they are anti-dilutive for all periods presented. The securities consist of the following:

                                                             December 31, 1998                        December 31, 1997
                                                             -----------------                        -----------------
                                                       Price Per-Share       Shares             Price Per-Share        Shares
                                                       ---------------       ------             ---------------        ------
              Potentially issuable common
               shares from the exercise of:

               Warrants and options                              $5.00       400,000                       $5.00       400,000

               Employee stock options                       $.01-$1.00       706,666                  $.01-$2.50       746,666

                STOCK OPTIONS AND PURCHASE WARRANTS

                The Company has various stock options outstanding to certain officers. During 1998, 40,000 employee stock options expired without being exercised.

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

          PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 11 -       STOCKHOLDERS' EQUITY (CONTINUED)

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

                During 1998, the Company redeemed 195,907 shares of the Series A preferred stock at a cost of $293,862.

NOTE 12 -       REVENUES

                Revenues for the year ended December 31, 1998 consisted of the following:

                Room revenue                                                                              $       467,633
                Dining and beverage                                                                               245,662
                Tour and ticket sales                                                                             163,042
                Telephone                                                                                          16,389
                Other revenues                                                                                     21,949
                                                                                                          ---------------

                                                                                                          $       914,675
                                                                                                          ===============

          PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 13 -       EXTRAORDINARY GAIN - FORGIVENESS OF INDEBTEDNESS

                EARLY PAY-OFF OF MORTGAGE INDEBTEDNESS

                On June 4, 1998, the Company sold through subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., its recreational vehicle and camping resort and satisfied certain related debt outstanding to a third party. As a result of the debt satisfaction, the Company recognized a gain of $580,543.

NOTE 14 -       DISCONTINUED OPERATIONS

                On June 4, 1998, the Company, through its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc., sold its only source of operations known as Sunshine Key RV Resort and Marina, which resulted in a gain of $5,475,305, which is net of $3,311,834 in taxes. The proceeds were used to pay outstanding indebtedness of $5,589,908 existing at the date of sale. The sale is intended to qualify as a like-kind exchange as promulgated by the Internal Revenue Code Section 1031. In order to ensure this type of income tax treatment, certain qualifying criteria must be met, including, but without limitation, the proceeds are to be held by a third party and such proceeds must be used to acquire like-kind property or properties. It was the intent of management to continue the Company's primary business and to reinvest such proceeds in resort type real estate as evidenced by the purchase of the three hotels (NOTE 2(M)).

                For all years presented, the Company has shown the results of the Sunshine Key RV Resort and Marina separately as discontinued operations in the consolidated financial statements. Summarized results of the operations for the five months and twelve months ended December 31, 1998 and 1997, respectively were as follows:

                                                                                          1998                 1997
                                                                                      (five months)       (twelve months)
                                                                                      -------------       ---------------
                Revenues                                                            $     1,861,676       $     3,648,678
                Expenses                                                                  1,821,990             3,748,841
                                                                                    ---------------       ---------------

                Net income (loss)                                                   $        39,686       $      (100,163)
                                                                                    ===============       ===============

NOTE 15 -       SUPPLEMENTAL CASH FLOW INFORMATION

                Supplemental disclosure of cash flow information:

                                                                                         1998                 1997
                                                                                    ---------------       ---------------

                Interest paid                                                       $       307,454       $       218,411
                Taxes paid                                                                  228,000                     -


          PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 15 -       SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)

                Supplemental schedule of non-cash financing activities:

                During 1998, the Company issued 50,000 shares of common stock as payment in connection with legal services provided. The shares were valued at an aggregate amount of $6,250.

                During 1998, the Company issued 20,000 shares of common stock as compensation to a key executive. The shares were valued at an aggregate amount of $2,500.

                During 1998, the Company granted to the Chief Financial Officer ("CFO") the option to purchase up to 50,000 shares of common stock at an exercise price of $.01 per share that is vested and exercisable on March 1, 1998. On March 6, 1998, the CFO exercised the option and was issued 50,000 shares of common stock of the Company as restricted shares under Rule 144 of the Securities Act of 1933.

                During 1998, the Company issued 20,000 shares of common stock as compensation to a key executive. The shares were valued at an aggregate amount of $26,250.

                During 1997, the Company issued 195,907 shares of preferred stock in satisfaction of loans and debt totaling $293,862 (NOTE
                11).

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

                During 1997, the Company issued 140,000 shares of common stock, to a key executive as compensation.

                During December, 1996, the Company issued 333,333 shares of common stock to the Chairman of the Board as consideration for personally guaranteeing a loan. Additionally, 666,667 options to purchase common stock were granted at an exercise price of $.01. 50% of the total options were exercisable on January 1, 1998, and the remaining 50% are exercisable on January 1, 1999. As of December 31, 1998, none of the options to purchase common stock have been exercised.

          PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE 16 -       SUBSEQUENT EVENTS

                REFINANCE OF MORTGAGE - forgiveness of indebtedness

                During January, 1999, the Company was offered a $500,000 discount by a creditor for the early payoff of certain mortgage indebtedness owed by the Company. As a result, the Company refinanced the loan with a third party, satisfied the mortgage with the creditor and recorded a gain of $500,000.

                THIRD PARTY COMMITMENT TO REFINANCE DEBT

                During February, 1999, the Company obtained a third party commitment to refinance $4,700,000 of certain Company debt amounting to approximately $4,972,000 as of December 31, 1998. $971,628 of the related Company debt is scheduled to mature on June 29, 1999.

NOTE 17 -       FAIR VALUE

                The Company has estimated the fair value of its financial instruments at December 31, 1998, as required by Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments." The carrying values of cash and cash equivalents, investments, accounts receivable, note receivable, accounts payable and accrued expenses and debt are reasonable estimates of the fair values.