Form 10QSB
period 1999-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1999-05-24
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [ X ] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For the quarterly period ended March 31, 1999

                 [   ]    Transition Report Under Section 13 or 15(d) of
                          the Exchange Act

                          For the transition period from _________ to__________.

                         Commission file number 0-23075


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Florida                                              65-0616879
            -------                                              ----------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                                 2 Fenwick Road
                           Fort Monroe, Virgina 23651
                           --------------------------
                     (Address of Principal Executive Office)

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

                       Yes [      ]   No [  X   ]


The number of shares outstanding of the issuer's common stock, par value $.001 per share as of May 1, 1999 was 5,642,518.

Transitional Small Business Disclosure Format: Yes [     ]   No [  X   ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed consolidated Balance Sheets
         March 31, 1999 and December 31, 1998                                2

         Condensed Consolidated Statements of Operations--
         Three Months Ended March 31, 1999 and March 31, 1998                3

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 1999 and March 31, 1998                4

         Condensed Notes to Consolidated Financial Statements            5 - 6

ITEM 2   Management's Discussion and Analysis or Plan of Operation        7-10


PART II.  OTHER INFORMATION
---------------------------

         Items 1 - 6                                                        11

         27. Financial Data Schedule (for SEC use only)                     12


SIGNATURES

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31         December 31
ASSETS                                               1999              1998
                                                 ------------      ------------
CURRENT ASSETS
Cash                                                $ 327,828         $ 121,623
Investments                                           224,903         1,082,488
Accounts receivable                                   164,009           290,798
Other receivable                                        1,079           224,047
Inventories                                            72,915            72,551
Other current assets                                   13,742            35,690
                                                 ------------      ------------
       Total current assets                           804,476         1,827,197
PROPERTY AND EQUIPMENT, net                        16,119,155        16,059,223
NOTE RECEIVABLE                                       500,000           500,000
OTHER ASSETS, net                                      54,070            80,651
                                                 ------------      ------------

                 TOTAL ASSETS                    $ 17,477,701      $ 18,467,071
                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & accrued expenses                 $ 200,811         $ 473,128
Other current liabilities                             249,799           101,464
Current maturities of long-term debt                3,208,801         1,035,423
Income taxes payable                                  123,090           161,684
                                                 ------------      ------------
       Total current liabilities                    3,782,501         1,771,699
                                                 ------------      ------------
LONG-TERM LIABILITIES
Deferred income taxes                               2,692,732         2,692,732
Long-term debt, less current maturities             6,400,000         9,336,205
                                                 ------------      ------------
       Total long-term liabilities                  9,092,732        12,028,937
                                                 ------------      ------------

STOCKHOLDERS' EQUITY
Preferred stock (6%), par value $.001;
  1,000,000 shares authorized of series A
  convertible cumulative 6%,                             --                --
  none issued or outstanding
Common stock, par value $.001; 100,000,000
  shares authorized 5,094,185 shares issued
  and outstanding                                       5,094             5,094
Additional Paid-in Capital                          3,278,588         3,278,588
Accumulated earnings                                1,318,786         1,382,753
                                                 ------------      ------------
       Total stockholders' equity                   4,602,468         4,666,435
                                                 ------------      ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                           $ 17,477,701      $ 18,467,071
                                                 ============      ============

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              ----------------------------------------------
                                                           Three Months Ended
                                              ----------------------------------------------
                                                              (Historical)        (Proforma)
                                              Mar 31             Mar 31             Mar 31
                                               1999               1998               1998
                                              ----------------------------------------------
REVENUES                                   $ 1,359,875        $ 1,307,387        $    --
COST OF REVENUES                               609,821            258,843             --
                                           -------------------------------------------------
GROSS PROFIT                                   750,054          1,048,544             --
                                           -------------------------------------------------

EXPENSES:
General & administrative                       617,702            372,615           50,891
Operating                                      325,591            134,752             --
Interest expense                               226,394            114,816             --
Depreciation & amortization                    206,156             84,453             --
                                           --------------------------------------------------
    Total expenses                           1,375,843            706,636           50,891
                                           -------------------------------------------------

Loss from continuing operations
    before other income (expenses)            (625,789)           341,908          (50,891)

OTHER INCOME (EXPENSES)                         23,230            (67,565)         (46,119)
                                           -------------------------------------------------
Loss from continuing operations
    before income taxes                       (602,559)           274,343          (97,010)
Provision for income taxes (tax benefit)      (226,742)           116,195          (36,524)
                                           -------------------------------------------------
Loss from continuing operations               (375,817)           158,148          (60,486)
Income (loss) from discontinued
    operations (net of income taxes)              --                 --            218,634
                                           -------------------------------------------------
Income (loss) before extraordinary gain       (375,817)           158,148          158,148
Extraordinary gain (net of income taxes)       311,848               --               --
                                           -------------------------------------------------

      NET INCOME (LOSS)                      $ (63,969)         $ 158,148        $ 158,148
                                           =================================================
BASIC AND DILUTED EARNINGS (LOSS)
    PER SHARE:
    Continued operations                      $ (0.074)           $ 0.032        $  (0.013)
    Discontinued operations                       --                 --              0.055
    Extraordinary gain                           0.061               --               --
                                           -------------------------------------------------
    Net income (loss)                         $ (0.013)           $ 0.032        $   0.032
                                           =================================================

Weighted average number of shares
    basic and diluted                        5,094,185          4,700,203        4,700,203
                                           =================================================

       PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                              (UNAUDITED)

                                                                          (Historical)       (Proforma)
                                                             1999             1998              1998
                                                             ----             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations              $ (63,969)       $ 158,148         $ (60,486)
Adjustments to reconcile income from continuing
    operations to net cash (used) provided
      by continuing operations:
      Depreciation and amortization                         206,156           84,453              --
      Non-cash compensation                                    --              2,500              --
      Extraordinary Item - Forgiveness of debt             (500,000)            --                --
      Impaired assets written-off and disposed of              --             28,593              --
    Changes in operating assets and liabilities
      Investments                                           857,585
      Accounts receivable                                   126,789           25,153              --
      Inventories                                              (364)           7,432              --
      Other receivable                                      222,968           14,810              --
      Other assets                                           48,529            5,639              --
      Accounts payable and accrued expenses                (272,317)           2,633            10,625
      Deferred revenues                                        --            (74,288)             --
      Other current liabilities                             148,335         (114,950)              648
      Deffered tax liability                                   --              2,196              --
      Income Tax payable                                    (38,592)            --                --
                                                          ---------        ---------          --------
          Net cash provided by (used in)
            continuing operations                           735,120          142,319           (49,213)
          Net cash provided by (used in)
            discontinued operations                                             --             191,532
                                                          ---------        ---------          --------
          Net cash provided by (used in)
            operating activities                            735,120          142,319           142,319
                                                          ---------        ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures-discontinued operations                   --                              (56,319)
Capital expenditures-continued operations                  (266,088)         (56,319)
                                                          ---------        ---------          --------
          Net cash (used) provided by investing
            activities                                     (266,088)         (56,319)          (56,319)
                                                          ---------        ---------          --------

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt-discontinued
  operations                                                                                   (15,763)
Principal payments on long-term debt-continued
  operations                                               (262,827)         (15,763)
Proceeds from issuance of common stock                                           500               500
                                                          ---------        ---------          --------
          Net cash (used) provided by
            financing activities                           (262,827)         (15,263)          (15,263)
                                                          ---------        ---------          --------

    NET INCREASE IN CASH                                    206,205           70,737            70,737

CASH, BEGINNING OF PERIOD                                   121,623           63,335            63,335
                                                          ---------        ---------          --------

CASH, END OF PERIOD                                       $ 327,828        $ 134,072         $ 134,072
                                                          =========        =========         =========

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1998.

The March 31, 1999 unaudited condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly-owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc.

On May 29, 1998, the Company, through its wholly-owned subsidiaries Ohio Key I, and Ohio Key II, sold its only revenue-producing asset known as Sunshine Key RV Resort and Marina. The Company's operating results for the quarter ended March 31, 1998 were segregated and reported as discontinued operations in the accompanying pro-forma condensed consolidated statements of operations and cash flows. The Company's March 31, 1998 condensed consolidated statement of operations and statement of cash flows are shown both as historical and proforma for comparison purposes.


NOTE 2 - EARNINGS (LOSS) PER SHARE
----------------------------------

The net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior years common stock options) for the period plus the dilutive effect of outstanding common stock options, warrants, and preferred shares considered common stock equivalents. Stock options and other common stock equivalents are excluded from the 1999 and 1998 net income (loss) per share calculation, as their effect would be antidilutive.

Basic and diluted earnings per share amounts are equal because the Company has a loss from continuing operations and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Included in the Company's March 31, 1999 statement of operations is a non-cash extraordinary gain in the amount of $311,850, net of $188,150 in taxes. This resulted from an early extinguishment of debt as a result of refinancing mortgage notes payable secured by the Chamberlin Hotel.

NOTE 4 - YEAR 2000
------------------

         The Securities and Exchange Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes a hotel reservation software system that is not year 2000 compliant. Management has already scheduled the upgrade of this system in id year 1999, which is necessary for other operational enhancement as well as incorporating year 2000 compliance. The cost of this upgrade is immaterial and is not expected to impact the Company's overall expenses. Additionally, the Company intends to purchase or lease future computer systems that will have already addressed the year 2000 issue.


NOTE 5- EXTRAORDINARY GAIN - FORGIVENESS OF INDEBTEDNESS
--------------------------------------------------------

EARLY PAY-OFF OF MORTGAGE INDEBTEDNESS

During February 1999, the Company was offered a $500,000 discount by a creditor for the early payoff of certain mortgage indebtedness owed by the Company. As a result, the Company refinanced the loans with a third party, satisfied the mortgage with the creditor and recorded a net of tax gain in the amount of $311,850.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

CURRENT DEBT MATURITY

The Company is currently in the process of refinancing debt approximately in the amount of $4,972,000. $971,628 of the related Company debt is scheduled to mature on June 29, 1999. Failure to refinance the debt could adversely impact the Company's financial position, results of operations and cash flows.

NEW SUBSIDIARIES

Substantially all assets and liabilities of the three individual hotels were merged separately into three wholly-owned new subsidiaries of the company in April 1999. No pro-forma information has been presented because the limited liability companies owning each of these hotels were formed exclusively to succeed the business of Ohio Key I and II, and thus, the merger has no material impact on the consolidated financial statements of the Company.

STOCK BASED CONSULTING AGREEMENT COMPENSATION

In April 1999 the Company issued 215,000 shares of common stock as compensation for an agreement for consulting services that was fulfilled on march 31, 1999. As a result, the Company recorded a charge to its operations approximately in the amount of $130,000.

STOCK OPTIONS

In April 1999 the Chairman of the Board exercised options to buy 333,333 shares of common stock and was issued 50,000 shares of common stock of the Company as restricted shares under Rule 144 of the Securities Act of 1933. The options were granted in 1996 at an exercise price of $.01 per share.

Item 2 - Management's Discussion and Analysis or Plan of Operation

         The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         The Company's primary objective is the management of its assets and the acquisition and management of additional hotel properties. Until June 4, 1998, the Company, through Ohio Key I, Inc. and Ohio Key II, Inc. ("Subsidiaries") engaged in the ownership and management of Sunshine Key Resort ("Property"). On June 4, 1998 the Company's Subsidiaries, sold the Property for a sale price of $15,750,000 cash. A portion of the proceeds from the sale, $5,589,908, was used to pay all of the Company's long term debt (including all debt associated with the Property). Proceeds were also used to redeem all of the Company's outstanding Series A preferred stock and satisfy all other loans associated with the Property. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the sale, $8,149,727.15 (the "Remaining Proceeds"), in an IRS Rule 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria were met.

         On October 15, 1998, the Company, through the Subsidiaries, purchased the McLure House Hotel and Conference Center located in Wheeling, West Virginia for $3,200,000 in cash. The purchase funds were drawn from the proceeds held in the Company's Rule 1031 Exchange Account. On October 16, 1999, the Company secured a note and mortgage on the property for $2,400,000.

         On November 25, 1998, the Company through the Subsidiaries, purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through the Subsidiaries, purchased the Chamberlain Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         As of November 30, 1998, all requirements of the 1031 Exchange Account had been satisfied and the Company does not anticipate any material tax consequences due to the sale of the Property.

         The Company is in the process of transferring substantially all assets and liabilities of the individual hotels to three separate new wholly owned subsidiaries of the company. The new subsidiaries are limited liability companies and are formed exclusively to succeed the business of Ohio Key I and II, and thus, the mergers will have no material impact on the consolidated financial statements of the Company. The limited liability companies for the McLure, Palmer and Chamberlain Hotels will be the McLure House Hotel and Conference Center, LLC, Palmer Inn Princeton, LLC and Old Point Comfort Hotel, LLC respectively. As of this filing the McLure House Hotel and Conference Center, LLC has been formed.

         Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998.

          For the quarter ended March 31, 1999, revenues of continuing operations were $1,359,875 as compared to $0.00 in 1998. Cost of Revenues was $609,821 in the quarter ended March 31, 1999 as compared to $0.00 in 1998. The Gross Profit in the quarter ended March 31, 1999 was $750,054 as compared to $0.00 in 1998. All changes in revenues, cost of revenues and gross profit were attributable to the disposition of Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented.

         Total operating and general and administrative expenses increased $892,402 to $943,293 in the quarter ended March 31, 1999 from $50,891 in 1998.
Interest expense was $226,394 in the quarter ended March 31, 1999, as compared to $0 in 1998. This primarily represents the disposition of Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. The decrease was attributable to the disposition of Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented. This increase also reflects expenses in the quarter ended March 31, 1999 for the centralization of the Company's accounting functions to the Chamberlin which are non-recurring.

         Income from continuing operations increased $505,549 to a loss of $602,559 in the quarter ended March 31, 1999 from a loss of $97,010 in 1998. Net income decreased $6,181 income to a loss of $63,967 in the quarter ended March 31, 1999 from $158,148 in 1998. The increases were attributable to the disposition of Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented.

Liquidity and Capital Resources

         The Company's working capital decreased $3,033,523 to a deficit of $2,978,025 at March 31, 1999 from $55,498 at December 31, 1998. This decrease was due primarily to the booking of the $2,270,000 loan on the Chamberlain Hotel. The mortgage was put in place as a short-term loan arrangement in order to take advantage of the previous mortgage discount. Management is in the process of refinancing this loan and hopes to secure a conventional loan on the hotel before the end of the second quarter. Also included in the working capital deficit is the $1,000,000 first mortgage on the Palmer Inn that is is due on June 29, 1999. Although the mortgage is current, management has been actively negotiating the refinancing of the first and second mortgages looking to to secure financing before June 29, 1999.

         At March 31, 1999 the Company had accounts receivable of $164,009 as compared to $290,798 at December 31, 1998. At March 31, 1999 the Company had accounts payable and accrued expenses of $200,811 as compared to $473,128 at December 31, 1998. The decreases in accounts receivable and accounts payable is primarily due to management's efforts to minimize the amounts in these areas.

         Cash outlays for capital expenditures of property and equipment totaled $266,088 for the period ended March 31, 1999 as compared to $56,319 for the 1998 fiscal year for continued operations. The 1998 expenditures relate to the acquired hotels and the increase emphasizes management's intent to upgrade its existing facilities.

         As stated in the working capital section above, the Company refinanced the $3,000,000 loan payable on the Chamberlain Hotel. The mortgage was satisfied for $2,500,000 with the creditor and the company recorded a net of tax gain in the amount of $311,850.


ADDITIONAL FACTS TO CONSIDER

Year 2000

         The Securities and Exchange Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes a hotel reservation software system that is not year 2000 compliant. Management has already scheduled the upgrade of this system in mid year 1999, which is necessary for other operational enhancement as well as incorporating year 2000 compliance. The cost of this upgrade is immaterial and is not expected to impact the Company's overall expenses. Additionally, the Company intends to purchase or lease future computer systems that will have already addressed the year 2000 issue.

         The foregoing strategies are intended to be and are designated "Year 2000 Readiness Disclosure" statements within the meaning of the year 2000 information and readiness disclosure act.

Outlook

         Management anticipates an increase in revenues through the end of 1999. Revenue increases are mostly anticipated at the McLure House Hotel and the Palmer Inn. The Palmer Inn implemented a rate increase in early 1999 that allow it to remain within the average rate of comparable hotels in its market. Expenses are anticipated to increase only slightly. Management believes that the implementation of its central management operation will produce decreases in management expenses incurred at the Palmer Inn in fiscal 1998. This, coupled with the anticipated minor increases in expenses at the other two hotels, relates to an overall expected increase in the net income for all three hotels collectively. Management does anticipate an increase in the corporate overhead expense with the implementation of a centralized management function for the hotels. The Company believes that this self-management approach will create a savings in overall management costs as opposed to the use of management companies. Management also anticipates higher overhead costs for the second quarter of 1999. This is associated with the anticipated accounting fees to be incurred for the fulfillment of the 8-K requirements of reporting audited historical financials for the Palmer and Chamberlin Hotels.

         The McLure House Hotel will be in the final year of a four-year capital improvement plan in fiscal 1999. The remaining improvements include the last of guestroom and corridor upgrades as well as upgrades to the lounge. Management plans on funding these projects through operations. The Company is presently analyzing the feasibility of adding an additional 20 to 30 suites at the Palmer Inn. This would close in the back end of its "u" shaped construction and would create a courtyard in the center of the building. Initial feasibility estimates look favorable and the previous owner had secured the necessary local approval for such an expansion. If the Company decides to move forward, it will look to secure debt financing for this project. Management is currently developing a capital improvement plan for the Chamberlain Hotel. It will initially focus on improvements to guestrooms and public areas. Management plans on funding these projects from operations.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         Not applicable


Item 2. Changes in Securities

         Not applicable


Item 3. Defaults Upon Senior Securities

         Not applicable


Item 4. Submission of Matters to a Vote of SecurityHolders

         Not applicable


Item 5. Other Information

         Not applicable


Item 6.  Exhibits and Reports on Form 8-K

27.      Financial Data Schedule (for SEC use only)

         Reports on Form 8-K

                  No reports on Form 8-K were filed in the first quarter of 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:  May 20, 1999                     By: /S/ C. John Knorr, Jr.
                                            ------------------------------------
                                            C. John Knorr, Jr. Chairman


DATE:  May 20, 1999                     By: /S/ Timothy M. Benjamin
                                            ------------------------------------
                                            Timothy M. Benjamin, CFO/Treasurer