Form 10QSB
period 1999-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1999-08-23
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended June 30, 1999

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

                                 2 Fenwick Road
                           Fort Monroe, Virginia 23651
                           ---------------------------
                     (Address of Principal Executive Office)

                                 (757) 224-5324
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   [ X ]   No [  ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                        BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                           Yes   [ X ]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of July 31, 1999 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]   No [ X ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed consolidated Balance Sheets
         June 30, 1999 and December 31, 1998

         Condensed Consolidated Statements of Operations--
         Three Months Ended June 30, 1999 and June 30, 1998
         Six Months Ended June 30, 1999 and June 30, 1998

         Condensed Consolidated Statements of Cash Flows
         Six Months Ended June 30, 1999 and June 30, 1998

         Condensed Notes to Consolidated Financial Statements


                           PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)



                                                                                  June 30           December 31
ASSETS                                                                               1999                  1998
                                                                      --------------------  --------------------
CURRENT ASSETS
Cash                                                                            $ 333,318             $ 121,623
Investments                                                                        25,532             1,082,488
Accounts receivable                                                               247,829               290,798
Other receivable                                                                        -               224,047
Inventories                                                                        59,550                72,551
Other current assets                                                               21,122                35,690
                                                                      --------------------  --------------------
       Total current assets                                                       687,351             1,827,197

PROPERTY AND EQUIPMENT, NET                                                    16,268,888            16,059,223
NOTE RECEIVABLE                                                                   500,000               500,000
OTHER ASSETS                                                                      259,406                80,651
                                                                      --------------------  --------------------

                            TOTAL ASSETS                                     $ 17,715,645          $ 18,467,071
                                                                      ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable & accrued expenses                                             $ 883,647             $ 473,128
Other current liabilities                                                         121,773               101,464
Current maturities of long-term debt                                            3,168,073             1,035,423
Income taxes payable                                                              123,092               161,684
                                                                      --------------------  --------------------
       Total current liabilities                                                4,296,585             1,771,699
                                                                      --------------------  --------------------

LONG-TERM LIABILITIES
Deferred income taxes                                                           2,537,392             2,692,732
Long-term debt, less current maturities                                         6,400,000             9,336,205
                                                                      --------------------  --------------------
       Total long-term liabilities                                              8,937,392            12,028,937
                                                                      --------------------  --------------------

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (6%), par value $.001; 1,000,000 shares
  authorized of series A
  convertible cumulative 6%
  none issued or outstanding                                                            -                     -
Common stock, par value $.001; 100,000,000 shares
  authorized 5,094,185 shares issued and outstanding
  December 31, 1998,  5,975,851 shares issued and
  outstanding June 30, 1999.                                                        5,976                 5,094
Additional Paid-in Capital                                                      3,414,373             3,278,588
Retained earnings (accumulated deficit)                                         1,061,319             1,382,753
                                                                      --------------------  --------------------
       Total stockholders' equity (deficit)                                     4,481,668             4,666,435
                                                                      --------------------  --------------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                                             $ 17,715,645          $ 18,467,071
                                                                      ====================  ====================

                             PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                              -----------------------------         -----------------------------
                                                   Three Months Ended                     Six Months Ended
                                              -----------------------------         -----------------------------
                                                  Jun 30        Jun 30                  Jun 30        Jun 30
                                                   1999          1998                    1999          1998
                                              -----------------------------         -----------------------------
REVENUES                                           2,094,882             -               3,454,757             -
COST OF REVENUES                                     758,476             -               1,368,297             -
                                              -----------------------------         -----------------------------
GROSS PROFIT                                       1,336,406             -               2,086,460             -
                                              -----------------------------         -----------------------------

EXPENSES:
General & administrative                             853,705        91,674               1,471,407       142,565
Operating                                            301,058             -                 626,649             -
Selling                                              270,424                               270,424
Interest expense                                     114,941        51,768                 341,335        51,768
Depreciation & amortization                          218,831           194                 424,987           194
                                              -----------------------------         -----------------------------
   Total expenses                                  1,758,959       143,636               3,134,802       194,527
                                              -----------------------------         -----------------------------

Loss from continuing operations
   before other income (expenses)                   (422,553)     (143,636)             (1,048,342)     (194,527)

OTHER INCOME (EXPENSES)                                9,746           587                  32,976       (45,532)
                                              -----------------------------         -----------------------------

Loss from continuing operations
   before income taxes                              (412,807)     (143,049)             (1,015,366)     (240,059)

Provision for income taxes (tax benefit)            (155,340)      (53,858)               (382,082)      (90,382)
                                              -----------------------------         -----------------------------

Loss from continuing operations                     (257,467)      (89,191)               (633,284)     (149,677)

Gain on sale of discontinued operations
   (net of income taxes)                                   -     5,477,012                       -     5,477,012

Income (loss) from discontinued
   operations (net of income taxes)                        -      (134,401)                      -        80,629
                                              -----------------------------         -----------------------------

Income (loss) before extraordinary gain             (257,467)    5,253,420                (633,284)    5,407,964

Extraordinary gain (net of income taxes)                   -       361,570                 311,850       361,570
                                              -----------------------------         -----------------------------

     NET INCOME (LOSS)                              (257,467)    5,614,990                (321,434)    5,769,534
                                              =============================         =============================

BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE:
   Continued operations                                (0.05)        (0.02)                  (0.12)        (0.03)
   Sale of discontinued operations                         -          1.08                       -          1.08
   Discontinued operations                                 -         (0.03)                      -          0.02
   Extraordinary gain                                      -          0.07                    0.06          0.07
                                              -----------------------------         -----------------------------
   Net income (loss)                                   (0.05)         1.11                   (0.06)         1.14
                                              =============================         =============================

Weighted average number of shares
   basic and diluted                               5,700,302     5,080,852               5,398,918     5,052,170
                                              =============================         =============================


                  PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                        (UNAUDITED)

                                                                                 1999                  1998
                                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations                                       (321,434)          $ (149,677)
Adjustments to reconcile income from continuing operations
    to net cash (used) provided by continuing operations:
      Depreciation and amortization                                                 424,987                  194
      Non-cash compensation                                                               -                    -
      Extraordinary Item - Forgiveness of debt                                     (500,000)                   -
      Loss on disposal of asset                                                           -                    -
    Changes in operating assets and liabilities:
      Decrease(Increase) in Investments                                           1,056,956                    -
      Decrease(Increase) in accounts receivable                                      42,969                    -
      Decrease(Increase) in inventories                                              13,001                    -
      Decrease(Increase) in other receivable                                        224,047                    -
      Decrease (increase) in other assets                                          (173,241)             (17,492)
      Increase (decrease) in accounts payable
        and accrued expenses                                                        410,519               39,038
      Increase in deferred revenues                                                       -                    -
      Increase in other current liabilities                                          20,309               (1,136)
      Decrease in due to affiliate                                                        -                    -
      Increase in deferred tax liabilities                                         (155,340)                   -
      Increase(Decrease) in income taxes payable                                    (38,592)                   -
      Decrease in pre-petition chapter 11 debt                                            -                    -
                                                                          ------------------   ------------------
        Net cash used by continuing operations                                    1,004,181             (129,073)
        Net cash (used) provided by discontinued operations                               -             (643,043)
                                                                          ------------------   ------------------
        Net cash (used) provided by operating activities                          1,004,181             (772,116)
                                                                          ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures: discontinued operations                                             -               (3,873)
Capital expenditures: continued operations                                         (625,598)                   -
Proceeds from sale of discontinued operations                                             -           14,983,262
                                                                          ------------------   ------------------
        Net cash (used) provided by investing activities                           (625,598)          14,979,389
                                                                          ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
Principal payments on long-term debt: discontinued operations                             -           (5,622,704)
Principal payments on long-term debt: continued operations                         (303,555)                   -
Repayment of loan                                                                         -             (241,153)
Cash redemption of preferred stock                                                        -             (293,860)
Proceeds from issuance of common stock                                              136,667                  500
                                                                          ------------------   ------------------
        Net cash (used) provided by financing activities                           (166,888)          (6,157,217)
                                                                          ------------------   ------------------

    NET INCREASE IN CASH                                                            211,695            8,050,056

CASH, BEGINNING OF PERIOD                                                           121,623               63,335
                                                                          ------------------   ------------------

CASH, END OF PERIOD                                                               $ 333,318          $ 8,113,391
                                                                          ==================   ==================

                                     PAGE 4

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1998.

The June 30, 1999 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc.

NOTE 2 - EARNINGS (LOSS) PER SHARE
----------------------------------

The net income (loss) per share is computed by dividing the net income or (loss) for the period by the weighted average number of shares outstanding (as adjusted retroactively for the dilutive effect of prior years common stock options) for the period plus the dilutive effect of outstanding common stock options, warrants, and preferred shares considered common stock equivalents. Stock options and other common stock equivalents are excluded from the 1999 and 1998 net income (loss) per share calculation as their effect would be antidilutive.

Basic and diluted earnings per share amounts are equal because the company has a loss from continuing operations and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Included in the Company's June 30, 1999 statement of operations is a non-cash extraordinary gain in the amount of $311,850 net of $188,150 in taxes. This resulted from an early extinguishment of debt as a result of refinancing mortgage notes payable secured by the Chamberlain Hotel.

NOTE 4 - YEAR 2000
------------------

The Securities and Exchange Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes a hotel reservation software system that is not year 2000 compliant. Management has already scheduled the upgrade of this system by the end of the third quarter of 1999, which is necessary for other operational enhancements as well as incorporating year 2000 compliance. The cost of this upgrade is immaterial and is not expected to impact the Company's overall expenses. Additionally, the Company intends to purchase or lease future computer systems that will have already addressed the year 2000 issue.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999


NOTE 5- EXTRAORDINARY GAIN - FORGIVENESS OF INDEBTEDNESS
--------------------------------------------------------

EARLY PAY-OFF OF MORTGAGE INDEBTEDNESS

During February 1999, the Company was offered a $500,000 discount by a creditor for the early payoff of certain indebtedness owed by the Company. As a result, the Company refinanced the loans with a third party, satisfied the debt with the creditor and recorded a net of tax gain in the amount of $311,850.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------
CURRENT DEBT MATURITY

The Company is currently in the process of refinancing debt approximately in the amount of $4,900,000. Approximately $900,000 of the related Company debt was originally scheduled to mature on June 29, 1999. The Company was successful in obtaining an extension for said maturity until September 29, 1999. Failure to refinance the debt could adversely impact the Company's financial position, results of operations and cash flows.

NEW SUBSIDIARIES

The Company has four three wholly owned subsidiaries in the form of limited liability companies. Substantially all assets and liabilities of the McLure House Hotel were merged separately into the McLure House Hotel & Conference Center, LLC one of new wholly owned subsidiaries. Another subsidiary, Ohio Key LLC, holds a three quarter acre unimproved island in the Florida Keys, which was not included in the Company's sale of the Sunshine Key RV Resort and Marina in May 1998. None of the assets or liabilities of the Company's other two hotels have been merged into the remaining limited liability companies. No pro- forma information has been presented because the newly formed limited liability companies were formed exclusively to succeed the business of Ohio Key I and II, and thus, the merger has no material impact on the consolidated financial statements of the Company.


CONTINGINCIES

On June 11, 1999, Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James C. Barggren, Chamberlin Hotel, LLC in the Circuit Court for the City of Hampton, State of Virginia. In connection with the purchase of the Chamberlin Hotel from The Chamberlin Hotel LLC, Ohio Key assumed two notes in the amount of $3,000,000.00 payable to The Chamberlin Hotel Company, an underlying mortgage holder, which notes were secured by tow deeds of trust filed of record against The Chamberlin Hotel. The two notes were paid in full on or about February 4, 1999 by Ohio Key with an unsecured advance of $2,265,000.00 from Chamberlin Hotel, LLC, the seller of the hotel. The deeds of trust have not been released and Chamberlin Hotel, LLC has claimed an interest in the deeds of trust. Ohio Key has filed a proceeding to have the deeds of trust judicially declared satisfied in full and to obtain a judicial determination of what amounts of money, if any, are owed by Ohio Key to Chamberlin Hotel, LLC, since Ohio Key believes that it may have certain offsets against the funds advanced by Chamberlin Hotel, LLC. Ohio Key intends to vigorously pursue its claims. The proceedings is currently in the process of discovery. Ohio Key's potential liability is $2,265,000, currently accounted for in the "Current maturities of long term debt" caption of the Company's balance sheet at June 30, 1999.

PART II, OTHER INFORMATION

Item 2 Management's Discussion and Analysis or Plan of Operation

         The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

         Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances

         The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. Until June 4, 1998, the Company through Ohio Key I, Inc. and Ohio Key II, Inc. ("Subsidiaries") engaged in the ownership and management of Sunshine Key Resort ("Property"). On June 4, 1998 the Company's Subsidiaries, sold the Property for a sale price of $15,750,000 cash (the "Sale"). A portion of the proceeds from the Sale, or $5,589,908, was used to pay all of the Company's long term debt (including all debt associated with the Property). Proceeds were also used to redeem all of the Company's outstanding Series A preferred stock and satisfy all other loans associated with the Property. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the Sale, $8,149,727.15 (the "Remaining Proceeds"), in an IRS Rule 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria met.

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

         The Company is in the process of transferring substantially all assets and liabilities of the individual hotels to three separate wholly owned new subsidiaries of the Company. The newly formed limited liability companies are being formed exclusively to succeed the business of Ohio Key I and II, and thus, the mergers will have no material impact on the consolidated financial statements of the Company. The limited liability company for the McLure, Palmer and Chamberlain will be the McLure House Hotel and Conference Center, LLC, Palmer Inn Princeton, LLC and Old Point Comfort Hotel, LLC. As of this filing only the McLure House Hotel and Conference Center, LLC has been formed and substantially all of the assets and liabilities of the McClure Howe Hotel have been transferred to this subsidiary.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998 for Continuing Operations

          For the period ended June 30, 1999, revenues of continuing operations were $3,454,757 as compared to $0.00 in 1998. Cost of Revenues was $1,368,297 in the period ended June 30, 1999 as compared to $0.00 in 1998. The Gross Profit in the period June 30, 1999 was $2,086,460 as compared to $0.00 in 1998. All changes in revenues, cost of revenues and gross profit were attributable to the disposition of the Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented.

         Total Operating and general and administrative expenses increased $2,225,915 from $2,368,480 in the period ended June 30, 1999 from $142,565 in
1998. Interest expense was $341,335 in the period ended June 30, 1999 as compared to $51,768 in 1998. The increase was attributable to the disposition of Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented. Also, of the increase in the six months ended June 30, 1999 the Company estimates that approximately $110,000 were non-recurring expenses relating to a failed merger and the legal proceedings outlined on Note 6 of the financials and Part II of this filing.

         Income from continuing operations decreased $853,815 to a loss of $1,048,342 in the period ended June 30, 1999 from a loss of $194,527 in 1998. Net income decreased $6,090,968 to a loss of $321,434 in the period ended June 30, 1999 from $5,769,534 in 1998. The decreases were attributable to the disposition of the Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented. Also, of the decrease in the six months ended June 30, 1999 the Company estimates that approximately $110,000 were non-recurring expenses relating to a failed merger and the legal proceedings outlined on Note 6 of the financials and Part II of this filing.

Liquidity and Capital Resources

         The Company's working capital decreased $3,609,234 to a deficit of $4,296,585 at June 30, 1999 from $55,498 at December 31, 1998. This decrease was due primarily to the booking of the $2.27 million unsecured obligation on the Chamberlain Hotel. The unsecured obligation allowed the Company to take advantage of a discount on the previous mortgage. Management is in the process of seeking a refinancing of this unsecured obligation and anticipates securing a conventional loan on the property before the end of the fiscal year. Also included in the working capital deficit is the $1,000,000 first mortgage on the Palmer Inn that was originally due on June 29, 1999, but was extended to September 30, 1999. Although the mortgage is current, management has been actively negotiating the refinance of the first and second mortgages and expects to secure financing before the September 30 deadline. The Company has received a commitment for the refinancing of the existing debt of the Palmer Inn plus additional funds for capital improvements at the Palmer Inn. The Company also has obtained, as a backup, a conduit loan commitment from another major hotel lender. If for any reason the refinancing of the Palmer Inn does not occur, and/or the Company is unable to refinance the Chamberlin Hotel, the Company's business and operations would be materially adversely affected. There can be no assurance that any other financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that existing stockholders will provide any portion of the Company's financing requirements. Additional equity financing may involve substantial dilution to the interest of the Company's existing stockholders.

         At June 30, 1999 the Company had accounts receivable of $247,829 as compared to $290,798 at December 31, 1998. At June 30, 1999 the Company had accounts payable and accrued expenses of $883,647 as compared to $473,128 at December 31, 1998.

         Cash outlays for capital expenditures of property and equipment totaled $625,598 the period ended June 30, 1999 as compared to $56,319 for the 1998 fiscal year for continued operations. The 1998 expenditures relate to the acquired hotels and the increase emphasizes management's intent to upgrade its existing facilities.

         As stated in the working capital section above, the Company satisfied the $3,000,000 loan payable related to the November 1998 purchase of the Chamberlain Hotel. The mortgage was satisfied for $2,500,000 and the company recorded a net of tax gain in the amount of $311,850.


ADDITIONAL FACTS TO CONSIDER

Year 2000

         The Securities and Exchange Commission has issued Staff Legal Bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes a hotel reservation software system that is not year 2000 compliant. Management has already scheduled the upgrade of this system by the end of the third quarter of 1999, which is necessary for other operational enhancements as well as incorporating year 2000 compliance. The cost of this upgrade is immaterial and is not expected to impact the Company's overall expenses. Additionally, the Company intends to purchase or lease future computer systems that will have already addressed the year 2000 issue.

Outlook

         The McLure House Hotel will be in the final year of a four-year capital improvement plan in fiscal 1999. The Company has completed the upgrades to the last floor of guestrooms and corridors and will be commencing the renovation to the lounge area this fall. Management plans on funding these projects through operations. The Company is also presently negotiating an agreement with a national company to franchise the McLure House Hotel. Although there can be no assurances that such an agreement will be finalized.

         The Company is presently in the process of reviewing tentative plans for the addition of 24 suites to the Palmer Inn. As of the date of this filing, the Company has received a commitment for the refinancing of the existing debt plus the funds necessary for the construction of the new suites. As a backup the Company has obtained a conduit loan commitment from another major hotel lender.

         Management is currently developing a capital improvement plan for the Chamberlain Hotel. It will initially focus on improvements to guestrooms and public areas, which has commenced. The Company anticipates completing the rehabilitation of the outdoor swimming pool by the end of the fiscal year. Management plans on funding these projects through operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         On June 11, 1999, the company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc., as plaintiffs, filed a lawsuit against JCB Financial Corporation, James C. Barggren and Chamberlin Hotel, L.L.C., The Chamberlin Hotel Company; in the Circuit Court for the City of Hampton, State of Virginia.

         On June 11, 1999, Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James C. Barggren and Chamberlin Hotel, LLC in the Circuit Court for the City of Hampton, State of Virginia. In connection with the purchase of the Chamberlin Hotel from The Chamberlin Hotel LLC, Ohio Key assumed two notes in the amount of $3,000,000.00 payable to The Chamberlin Hotel Company, an underlying mortgage holder, which notes were secured by tow deeds of trust filed of record against The Chamberlin Hotel. The two notes were paid in full on or about February 4, 1999 by Ohio Key with an unsecured advance of $2,265,000.00 from Chamberlin Hotel, LLC, the seller of the hotel. The deeds of trust have not been released and Chamberlin Hotel, LLC has claimed an interest in the deeds of trust. Ohio Key has filed a proceeding to have the deeds of trust judicially declared satisfied in full and to obtain a judicial determination of what amounts of money, if any, are owed by Ohio Key to Chamberlin Hotel, LLC, since Ohio Key believes that it may have certain offsets against the funds advanced by Chamberlin Hotel, LLC. Ohio Key intends to vigorously pursue its claims. The proceedings is currently in the process of discovery. Ohio Key's potential liability is $2,265,000, less any offsets and/or credits.

Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matter to a Vote of Security Holders

        (a) On June 22, 1999, the Company held its annual meeting of shareholders ("Annual Meeting").

        (b) At the Annual Meeting, the shareholders elected Mr. C. John Knorr, Jr., Donald E. Schupp, and Michael Halpern as directors to hold office until the 2001 Annual Meeting or until their successors are duly elected and qualified.

        (c) The matters voted on at the Annual Meeting and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each such matter are as follows:

               Election of the Board of Directors:

               Carl John Knorr, Jr.        Votes for:                 3,064,435
                                           Votes against:                     0
                                           Votes Abstentions/Withheld:        0
                                           Broker Non-Votes                   0

               Mr. Donald E. Schupp        Votes for:                 3,044,435
                                           Votes against:                     0
                                           Votes Abstentions/Withheld:   20,000
                                           Broker Non-Votes                   0

               Mr. Michael Halpern         Votes for:                 3,044,435
                                           Votes against:                     0
                                           Votes Abstentions/Withheld:   20,000
                                           Broker Non-Votes                   0
Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K

Financial Data Schedule (for SEC use only)

Exhibit 27

        Reports on Form 8-K

                  No reports on Form 8-K were filed in the second quarter of 1999.


         SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:  August 23, 1999           By:     /S/ C. John Knorr
                                   ------------------------------
                                   C. John Knorr, Chairman


DATE:  August 23, 1999           By:     /S/ Timothy M. Benjamin
                                   ------------------------------
                                   Timothy M. Benjamin, CFO/Treasurer