Form 10QSB
period 1999-09-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 1999-11-16
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended September 30, 1999

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

                                 2 Fenwick Road
                                    Suite 100
                           Fort Monroe, Virginia 23651
                           ---------------------------
                     (Address of Principal Executive Office)

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

                           Yes   [ X ]   No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of September 30, 1999 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]   No [ X ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM. 1  Financial Statements

         Condensed consolidated Balance Sheets                                  Page 3
         September 30, 1999 and December 31, 1998

         Condensed Consolidated Statements of Operations--                      Pages 4-5
         Three Months Ended September 30, 1999 and September 30, 1998
         Nine Months Ended September 30, 1999 and September 30, 1998

         Condensed Consolidated Statements of Cash Flows                        Page 6
         Nine Months Ended September 30, 1999 and September 30, 1998

         Condensed Notes to Consolidated Financial Statements                   Page 7 - 9

ITEM 2 - Management Discussion and Analysis or Plan of Operation                Pages 9 - 11



PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings                                                      Page 11

ITEM 2 - Changes in Securities                                                  Page 12

ITEM 3 - Defaults upon Senior Securities                                        Page 12

ITEM 4  - Submission of Matter to Vote of Security Holders                      Page 12

ITEM 5 - Other Information                                                      Page 12

ITEM 6 - Exhibits and Reports on Form 8-K                                       Page 12


                  PELICAN PROPERTIES INTERNATIONAL CORPORATION
                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                                                                           September 30      December 31
                                                                                                1999              1998
                                                                                           -------------------------------
ASSETS

CURRENT ASSETS
Cash                                                                                              $296,212       $121,623
Investments                                                                                              0      1,082,488
Accounts Receivable                                                                                189,814        290,798
Other Receivable                                                                                         0        224,047
Inventories                                                                                         54,409         72,551
Other Current Assets                                                                                11,445         35,690
                                                                                           -------------------------------
     Total Current Assets                                                                          551,880      1,827,197

Property & Equipment (Net)                                                                      16,247,399     16,059,223
Note Receivable                                                                                    500,000        500,000
Other Assets                                                                                       291,263         80,651
                                                                                           -------------------------------

                         TOTAL ASSETS                                                          $17,590,542    $18,467,071
                                                                                           ===============================

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
Accounts Payable & Accrued Expenses                                                               $912,020       $473,128
Other Current Liabilities                                                                           38,877        101,464
Current Maturities of Long-term Debt                                                             7,127,626      1,035,423
Income Taxes Payable                                                                               123,092        161,684
                                                                                           -------------------------------
          Total Current Liabilities                                                              8,201,615      1,771,699

LONG-TERM LIABILITIES
Deferred Income Taxes                                                                            2,526,056      2,692,732
Long Term Debt, Less Current Maturities                                                          2,400,000      9,336,205
                                                                                           -------------------------------
          Total Long Term Liabilities                                                            4,926,056     12,028,937

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock (6%0, par value $.001; 1,000,000
shares
     authorized of Series A, convertible cumulative 6%
     none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares
     authorized 5,975,851 shares issued and                                                          5,967          5,094
outstanding
Additional Paid-in-Capital                                                                       3,414,373      3,278,588
Retained Earnings                                                                                1,042,531      1,382,753
                                                                                           -------------------------------
          Total Stockholders' Equity                                                             4,462,871      4,666,435

                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $17,590,542    $18,467,071
                                                                                           ===============================


                  PELICAN PROPERTIES INTERNATIONAL CORPORATION
                       Condensed Statements of Operations

                                   (Unaudited)
                               September 30, 1999

                                                             Three Months Ended                    Nine Months Ended
                                                     September 30           September 30    September 30        September 30
                                                         1999                   1998            1999                1998

Revenues                                                   2,354,910                 0        5,809,667                 0

Direct Cost of Revenues                                      906,742                 -        2,275,039                 -
                                                   -----------------------------------------------------------------------

GROSS PROFIT                                               1,448,168                 -        3,534,628                 -

EXPENSES

General & Administrative                                     238,760           177,833        1,710,167           320,398

Operating                                                    501,147                 -        1,127,796                 -

Selling                                                      158,447                 -          428,871                 -

Interest Expense                                             330,850               114          672,185            51,882

Depreciation & Amortization                                  217,354               194          642,341               388
                                                   -----------------------------------------------------------------------

    Total Expenses                                         1,446,558           178,141        4,581,360           372,668
                                                   -----------------------------------------------------------------------
Income (Loss) from Continuing Operations

        before Other Income (expense)                          1,610         (178,141)      (1,046,732)         (372,668)

Other Income (Expense)                                      (31,733)           111,188            1,243            65,656
                                                   -----------------------------------------------------------------------

Income (Loss) from Continuing Operations                    (30,123)          (66,953)      (1,045,489)         (307,012)
                     (before Income Taxes)

Provision for Taxes (Tax Benefit)                           (11,336)          (25,449)        (393,418)         (115,831)
                                                   -----------------------------------------------------------------------

Loss from Continuing Operations                             (18,787)          (41,504)        (652,071)         (191,181)

Gain on Sale of Discontinued Operations                            -                 -                -         5,477,012
                     (net of taxes)

Income (loss) from Discontinued Operations                         -           (9,584)                -            71,045
                                                   -----------------------------------------------------------------------
                     (net of taxes)

Income (loss) before extraordinary Gain                     (18,787)          (51,088)        (652,071)         5,356,876

Extraordinary Gain (Net of taxes)                                  -                 -          311,850           361,570
                                                   -----------------------------------------------------------------------
     NET INCOME (LOSS)                                      (18,787)          (51,088)        (340,221)         5,718,446
                                                   =======================================================================



      Basic and diluted earnings (loss) per share:


      Continued Operations                                     (.003)            (0.02)           (0.12)            (0.04)

      Sale of Discontinued Operations                              -                 -                -              1.08

      Discontinued Operations                                      -                 -                -              0.01

      Extraordinary Gain                                           -                 -             0.06              0.07
                                                   -----------------------------------------------------------------------
Net Income
(Loss)                                                        (.003)            (0.02)           (0.06)              1.12
                                                   =======================================================================

Weighted average                                           5,975,851         5,100,852        5,535,018         5,068,443
number of shares
basic and diluted
                                                   =======================================================================

                  PELICAN PROPERTIES INTERNATIONAL CORPORATION
                       Condensed Statements of Cash Flows
              For the Nine Months Ended September 30, 1999 and 1998

                                    Unaudited


                                                                                      1999          1998
                                                                                      ----          ----
CASH FLOW FROM OPERATING ACTIVITIES:
------------------------------------
Net Income (Loss) from Continuing operations                                          (340,211)     (191,181)
Adjustments to reconcile income from continuing operations
     to net cash used from continuing operations:
                    Depreciation and Amortization                                       642,341           389
                    Non-Cash Compensation                                                     0        24,980
                    Extraordianary Item:  Forgiveness of Debt                         (500,000)             0
     Changes in Operating Assets and Liabilities:
                    Decrease (Increase) in Investments                                1,082,488             0
                    Decrease (Increase) in Accounts Receivable                          100,984             0
                    Decrease (Increase) in Inventories                                   18,142             0
                    Decrease (Increase) Other Receivables                               224,047             0
                    Decrease (Increase) Other Assets                                   (186,365)       (6,004)
                    (Decrease) Increase in Accounts Payable/Accrued Expenses            438,892        46,385
                    (Decrease) Increase in Other Current                                (62,587)       (8,568)
                    Liabilities
                    (Decrease) Increase in Deferred Tax Liabilities                    (166,676)            0
                    (Decrease) Increase in Income Taxes Payable                         (38,592)      (32,951)
                                                                                  ----------------------------
                         Net Cash used by continuing operations                       1,212,463      (166,950)
                         Net Cash used by discontinued operations                             0      (636,963)
                                                                                  ----------------------------
                         Net Cash Used by Operating Activities                        1,212,463      (803,913)
                                                                                  ----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
Capital Expenditures: Discontinued Operations                                                 0        (3,873)
Capital Expenditures: Continued Operations                                             (830,517)            0
Proceeds from sale of discontinued operations                                                 0    14,983,262
                                                                                  ----------------------------
                         Net Cash Used by Investing Activities                         (830,517)    14,979,389
                                                                                  ----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
Principal Payments on Long-Term Debt; Discontinued Operations                                 0    (5,622,704)
Principal Payments on Long-Term Debt; Continued Operations                             (344,024)            0
Repayment of Loan                                                                             0      (241,153)
Cash Redemption of Preferrred Stock                                                           0      (293,860)
Proceeds from Issuance of Common Stock                                                  136,667           500
                                                                                  ----------------------------
                         Net Cash Used by Financing Activities                         (207,357)   (6,157,217)
                                                                                  ----------------------------
                    NET INCREASE IN CASH                                                174,589     8,018,259

CASH, BEGINNING OF PERIOD                                                               121,623        63,335
                                                                                  ----------------------------
CASH, END OF PERIOD                                                                     296,212     8,081,594
                                                                                  ============================

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1998.

The September 30, 1999 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc.

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

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
-------------------------------------------

Included in the Company's September 30, 1999 Statement of Operations is a non-cash gain in the amount of $500,000, reported net of $188,150 in taxes as an $311,850 Extraordianary Gain. This resulted from an early extinguishment of debt as a result of a discount granted from the early pay-off of mortgage notes payable secured by the Chamberlin Hotel.

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

NOTE 5- EXTRAORDINARY GAIN - FORGIVENESS OF INDEBTEDNESS
--------------------------------------------------------

During February 1999, the Company was offered a $500,000 discount by a creditor for the early payoff of pay-off of mortgage notes payable secured by the Chamberlin Hotel. The Company satisfied the debt with the creditor and recorded a net of tax gain in the amount of $311,850.


NOTE 6 - CURRENT DEBT MATURITY
------------------------------

During the third quarter of 1999 $4,000,000 in debt representing mortgage notes payable secured by substantially all the property and equipment at the Palmer Inn became current.

The Company is currently in the process of refinancing the debt and expects to have a commitment from a lender for the re-finance of the mortgage before the end of the fourth quarter. Failure to refinance the debt could adversely impact the Company's financial position, results of operations and cash flows.

NOTE 7- SUBSEQUENT EVENTS AND CONTINGENCIES
-------------------------------------------

REFINANCE OF MORTGAGE NOTE
--------------------------

On October 4, 1999 the Company refinanced a mortgage note payable with a balance of $851,126 with a $940,000 mortgage secured by the Best Western Palmer Inn. The short-term bridge loan is payable at prime plus 1%per annum, interest only payable in monthly installments. The Company is currently in the process of refinancing the debt and expects to have a commitment from a lender for the re-finance of this mortgage as well the $4 Million Palmer Inn mortgage (see discussion at Note 6 above) outstanding before the end of the fourth quarter. Failure to refinance the debt could adversely impact the Company's financial position, results of operations and cash flows.


NEW SUBSIDIARIES
----------------

The Company has formed four wholly owned subsidiaries in the form of limited liability companies (LLC). All assets and liabilities of the The Palmer Inn have been transferred to The Palmer Inn Princeton, LLC as have all assets and liabilities of the McLure House been transferred to the McLure House Hotel and Conference Center, LLC. The assets of The Chamberlin Hotel have not yet been transferred to the corresponding LLC, however, management expects the transfer to be completed in the fourth quarter, 1999. The fourth subsidiary, Ohio Key LLC, holds a three-quarter acre unimproved island in the Florida Keys, which was not included in the Company's sale of the Sunshine Key RV Resort and Marina in May 1998.

No pro-forma information has been presented because the newly formed limited liability companies were formed exclusively to succeed the business of Ohio Key I and II, and thus, the merger has no material impact on the consolidated financial statements of the Company.


CONTINGINCIES
-------------

On June 11, 1999, Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James C. Barggren, Chamberlin Hotel, LLC in the Circuit

Court for the City of Hampton, State of Virginia. In connection with the purchase of the Chamberlin Hotel from The Chamberlin Hotel LLC, Ohio Key assumed two secured notes in the amount of $3,000,000.00 payable to The Chamberlin Hotel Company, an underlying mortgage holder, which notes were secured by two deeds of trust filed of record against The Chamberlin Hotel. The two notes were paid in full on or about February 4, 1999 by Ohio Key with an unsecured advance of $2,265,000.00 from Chamberlin Hotel, LLC, the seller of the hotel. The deeds of trust have not been released and Chamberlin Hotel, LLC has claimed an interest in the deeds of trust. Ohio Key has filed a proceeding to have the deeds of trust judicially declared satisfied in full and to obtain a judicial determination of what amounts of money, if any, are owed by Ohio Key to Chamberlin Hotel, LLC, since Ohio Key believes that it may have certain offsets against the funds advanced by Chamberlin Hotel, LLC. Ohio Key is vigorously pursuing its claims. The proceeding is currently nearing completion of the discovery process. Ohio Key's potential liability is $2,265,000, currently accounted for in the "Current Maturities of Long Term Debt" caption of the Company's balance sheet at September 30, 1999.


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report:

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

         The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. Until June 4, 1998, the Company, through Ohio Key I, Inc. and Ohio Key II, Inc. ("Subsidiaries"), engaged in the ownership and management of Sunshine Key Resort ("Property"). On June 4, 1998 the Subsidiaries, sold the Property for a sale price of $15,750,000 (the "Sale"). A portion of the proceeds from the Sale, or $5,589,908, was used to pay all of the Company's long term debt (including all debt associated with the Property). Proceeds were also used to redeem all of the Company's outstanding Series A preferred stock and satisfy all other loans associated with the Property. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the Sale, $8,149,727.15 (the "Remaining Proceeds"), in an IRS 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria met.

         On October 15, 1998, the Company, through the Subsidiaries, purchased the McLure House Hotel and Conference Center located in Wheeling, West Virginia for $3,200,000 paid in cash. The purchase funds were drawn from the proceeds held in the Company's 1031 Exchange Account. On October 16, 1999 the Company secured a note and mortgage on the property for $2,400,000.

         On November 25, 1998, the Company through the Subsidiaries purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's 1031 Exchange Account.


         On November 30, 1998, the Company, through the Subsidiaries, purchased the Chamberlain Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash. The cash was drawn from the proceeds held in the Company's 1031 Exchange Account.

         As of November 30, 1998 all requirements of the IRS Section 1031 Exchange requirements had been satisfied and the Company does not anticipate any material tax consequences due to the sale of the Property.


NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------
1998 FOR CONTINUING OPERATIONS
------------------------------

         For the period ended September 30, 1999, revenues of continuing operations were $5,809,667 as compared to $0 in 1998. Cost of Revenues was $2,275,039 in the period ended September 30, 1999 as compared to $0 in 1998. The Gross Profit in the period September 30, 1999 was $3,534,628 as compared to $0.00 in 1998. All changes in revenues, cost of revenues and gross profit were attributable to the disposition of the Sunshine Key Resort in June 1998 and the acquisition of three hotels in the fourth quarter of 1998. Since the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented.

         Total Operating and General and Administrative expenses were $2,837,963 in the period ended September 30, 1999 compared to $320,398 in 1998. Interest expense was $672,185 in the period ended September 30, 1999 as compared to $51,882 in 1998. The increase was attributable to the disposition of Sunshine Key Resort in September 1998 and the acquisition of three hotels in the fourth quarter of 1998. The acquisition of three hotels essentially changed the operation of the company and necessitated certain non-recurring expenses as the Company re-organized for its new operation. Because the Sunshine Key Resort was the Company's only source of operations for 1998, the Company has treated the sale as discontinued operations for all periods presented. Also, of the increase in the nine months ended September 30, 1999 the Company estimates that approximately $200,000 were non-recurring expenses relating to a failed merger and the legal proceedings outlined on Note 6 of the financials and Part II of this filing.

         Income from continuing operations was $ 652,071 loss in the period ended September 30, 1999 as compared to a loss of $191,181 in 1998. Net income was $(340,221) in the period ended September 30, 1999 as compared to $5,718,446 in 1998. The decrease in Net Income results primarily from the gain recognized in 1998 from the disposition of the Sunshine Key Resort and secondarily because of the increase in expenses as discussed in the paragraph above.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's working capital decreased $7,594,237 to a deficit of $7,649,735 at September 30, 1999 from $55,498 at December 31, 1998. This decrease is due almost entirely to $7.25 Million debt, now being reported on a current basis and previously reported as long-term debt. Of this $7.25 Million current debt, $4 Million (due June, 2000 secured by the Palmer Inn) is being refinanced with a commitment expected from a lender before the end of the fourth quarter. $980,000, also secured by the Palmer Inn, was refinanced in the fourth quarter as noted in Note 7 to the Financial Statements above. $2.7 Million is unsecured debt related to the purchase of the Chamberlin Hotel and is discussed in the Contingency section of
Note 7 to the Financial Statements above. If for any reason the refinancing of the Palmer Inn does not occur, and/or the Company is unable to refinance the Chamberlin Hotel, the Company's business and operations would be materially adversely affected. There can be no assurance that any other financing will be available to the Company on acceptable terms, or at all. Further, there can be no assurance that existing stockholders will provide any portion of the Company's financing requirements. Additional equity financing may involve substantial dilution to the interest of the Company's existing stockholders.

         At September 30, 1999 the Company had accounts receivable of $189,814 as compared to $290,798 at December 31, 1998. At September 30, 1999 the Company had accounts payable and accrued expenses of $912,020 as compared to $473,128 at December 31, 1998.

         Cash outlays for capital expenditures of property and equipment totaled $830,517 the period ended September 30, 1999 as compared to $0 for the 1998 fiscal year for continued operations.

         In the first quarter the Company satisfied the $3 Million loan payable related to the November 1998 purchase of the Chamberlin Hotel. The mortgage was satisfied for $2.5 Million and the company recorded a net of tax gain in the amount of $311,850 related to the discount granted for the early pay-off of the debt.


ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

         The McLure House Hotel is the final year of a four-year capital improvement plan in fiscal 1999. The Company has completed the upgrades to the last floor of guestrooms and corridors and as well as the completion of the lounge renovation in the fourth quarter. The Company has funded these projects through operations. The Company has completed negotiating an agreement with a national company to franchise the McLure House Hotel. Completion of this franchise compliance will be completed by the first quarter of 2000.

         The Company is in the final process of reviewing plans for the addition of 24 suites to the Palmer Inn. As of the date of this filing, the Company expects to receive a commitment for the refinancing of the existing debt plus the funds necessary for the construction of the new suites in the fourth quarter.

         Management is currently developing a capital improvement plan for the Chamberlin Hotel. It will initially focus on improvements to guestrooms and public areas. Management plans on funding these projects through operations.


PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

         On June 11, 1999, the company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc., as plaintiffs, filed a lawsuit against JCB Financial Corporation, James C. Barggren and Chamberlin Hotel, L.L.C., The Chamberlin Hotel Company; in the Circuit Court for the City of Hampton, State of Virginia. In connection with the purchase of the Chamberlin Hotel from The Chamberlin Hotel LLC, Ohio Key assumed two notes in the amount of $3,000,000.00 payable to The Chamberlin Hotel Company, an underlying mortgage holder, which notes were secured by two deeds of trust filed of record against The Chamberlin Hotel. The two notes were paid in full on or about February 4, 1999 by Ohio Key with an unsecured advance of $2,265,000.00 from Chamberlin Hotel, LLC, the seller of the hotel. The deeds of trust have not been released and Chamberlin Hotel, LLC has claimed an interest in the deeds of trust. Ohio Key has filed a proceeding to have the deeds of trust judicially declared satisfied in full and to obtain a judicial determination of what amounts of money, if any, are owed by Ohio Key to Chamberlin Hotel, LLC, since Ohio Key believes that it may have certain offsets against the funds advanced by Chamberlin Hotel, LLC. Ohio Key is vigorously pursuing its claims. The proceeding is currently nearing completion of the discovery process. Ohio Key's potential liability is $2,265,000, currently accounted for in the "Current maturities of long term debt" caption of the Company's balance sheet at September 30, 1999. Ohio Key's expects offsets and/or credits against the potential liability which are not presently accounted for in the Company's financial statements.

Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matter to a Vote of Security Holders

        Not applicable


Item 5. Other Information

        Change of Company Officer

The resignation of the Chief Financial Officer/Treasurer was to take effect at the beginning of the fourth quarter. All duties associated with this position have been assigned to the Director of Finance located in the Hampton, Virginia office.


Item 6. Exhibits and Reports on Form 8-K

Financial Data Schedule (for SEC use only)

Exhibit 27

        Reports on Form 8-K

No reports on Form 8-K were filed in the third quarter of 1999.

         SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE: November 16, 1999           By: /s/ C. John Knorr
                                      ------------------------
                                      C. John Knorr, Chairman