Form 10KSB40
period 1999-12-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2000-05-03
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

                2 Fenwick Road, Suite 100, Fort Monroe, VA 23651
               (Address of Principal Executive Offices)(Zip Code)

                                 (757) 224-5234
                           (Issuer's Telephone Number)

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

Yes  [  X  ]    No  [     ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSBor any amendment to this Form 10-KSB. |X|


      State issuer's revenues for its most recent fiscal year: $7,889,203.



         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $1,013,518 (computed using the closing bid price per share of Common Stock on April 1, 2000, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         There were 5,975,851 shares of the registrant's Common Stock, par value $.001 per share outstanding on April 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                TABLE OF CONTENTS

1.       Description of Business.....................................................................  2

2.       Description of Property.....................................................................  4

3.       Legal Proceedings...........................................................................  4

4.       Submission of Matters to a Vote of Security Holders.........................................  5

5.       Market for Common Equity and Related Stockholder Matters....................................  6

6.       Management's Discussion and Analysis or Plan of Operation...................................  6

7.       Financial Statements........................................................................  F1-F15

8.       Changes in and Disagreements with Accountants on Accounting
         And Financial Disclosure....................................................................  9

9.       Directors, Executive Officers, Promoters and Control Persons;
         Compliance with section 16(a) of the Exchange Act (Items 401
         And 405)...................................................................................  10

10.      Executive Compensation.....................................................................  11

11.      Security Ownership of Certain Beneficial Owners and Management.............................  11

12.      Certain Relationships and related Transactions.............................................  11

13.      Exhibits and reports on Form 8-K...........................................................  12

14.      Signatures of Officers.....................................................................  14

                                     PART I

Item 1. Description of Business

         Forward-Looking Statements

         Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking-statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

         Generally

         Pelican Properties, International Corp. (the "Company") was incorporated under the laws of the State of Florida on June 1, 1990 under the name Optimum Computing Inc. Its subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., were incorporated under the laws of the State of Florida on December 19, 1996.

         On August 31, 1995, the Company entered into a Share Exchange Agreement with the limited partners of the Sunshine Key Associates limited partnership, a Florida Limited Partnership (the "Partnership") whereby a 99% interest in the Partnership was transferred to the Company in exchange for 3,100,000 shares, or 83.6%, of the Company's common stock. On December 31, 1996, the Partnership entered into agreements with Ohio Key I, Inc. and Ohio Key II, Inc., both wholly-owned subsidiaries of the Company (the "Subsidiaries") pursuant to which with the Subsidiaries were assigned the assets and assumed the liabilities of the Partnership including the Sunshine Key RV Resort and Marina, a resort property located in Ohio Key, Florida ("Property").

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

         On October 15, 1998, the Company, through its Subsidiaries purchased the McLure House Hotel and Conference Center (now Ramada Plaza City Center) located in Wheeling, West Virginia for $3,200,000 paid in cash. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 25, 1998, the Company, through its Subsidiaries purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through its Subsidiaries, purchased the Chamberlin Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Description of Property" for further discussion of these acquisitions.

         As of this date all assets and liabilities of the Ramada Plaza City Center, Chamberlin Hotel and the Palmer Inn have been transferred by Ohio Key I, Inc. and Ohio Key II, Inc. to McLure House Hotel & Conference Center, LLC, Old Point Comfort Hotel, LLC and Palmer Inn, Princeton LLC, respectively.

         Business Strategy

         The acquisition of the three hotels was a significant beginning for the Company and management is presently reviewing other potential acquisitions with the intent to build the asset base of the Company. The Company intends to increase the growth of the existing properties through (1) their introduction into other markets via Internet travel reservation companies (2) expansion and renovation of its existing facilities, and (3) new innovative marketing efforts. The Company has centralized accounting procedures to its Corporate office (which produces monthly financial statements), has published standardized accounting procedures for all hotel locations and maintains such standards by periodic internal audits, has established a combined effort of sales and marketing through a Corporate Sales department, and has centralized purchasing for capital and commonly used items by all hotels. The Company has developed a consistent standard at each hotel in relation to the customer service with periodic training by the Corporate Sales department, as well as monitoring of guest satisfaction through customer surveys and comment cards.

         Management believes an increased marketing program will create both short-term and long-term benefits at each hotel. A significant primary customer base of the hotels continues to be the business traveler. Consequently, the Company's sales force has concentrated its marketing efforts towards the corporate environment. In addition, the Company's sales force has marketed meeting and banquet services to groups and individuals for seminars, business meetings, holiday parties and weddings. This has been accomplished by new collateral materials at each hotel, as well as active sales calls and sales campaigns in each area among targeted groups. The Company anticipates a significant amount of media exposure through television and newspaper coverage during the Operation Sail 2000 event in June 2000. Operation Sail 2000, a nationally sponsored event planned by the United States, will be the largest gathering of sail training and naval vessels in history. It is in celebration of the millennium and will begin in May 2000 gathering in Puerto Rico and end in New London, Maine in July 2000, with a stop in the Hampton Roads area in June 2000. The Chamberlin Hotel has been designated as the media host hotel in Hampton Roads for this event.

         The Company also intends to expand through the acquisition of additional hotel properties. Management will concentrate on evaluating full-service, high quality, independently franchised hotels throughout the United States. The Company believes there are full-service, high quality, independent franchised hotel properties on the hotel market that can benefit from the efficiencies of experienced central management and the availability of financial resources to achieve full potential. Management is focused on those properties that will provide internal growth and increased profitability. Management believes that market conditions remain favorable for the acquisition of full-service, high quality, independent franchised hotels and expects to continue analyzing potential acquisition properties. The Company intends to fund the acquisition of hotel properties through the public or private sale of its securities or by obtaining financing from institutional or other financing firms.

         The Company has (as of March 2000) created a new division, Purchasing Concepts, Inc., for the purpose of handling turnkey design, purchasing and installation for both in-house and outside hospitality related projects. The President of Purchasing and Design for the new division, Ms. Sheri Rountree, has extensive experience in the hospitality industry with projects ranging from renovation to new construction and expects to be very busy in the coming months as the Company adds its own projects to her schedule. The Company plans extensive renovations to the Chamberlin Hotel, as well as commencing the up-coming construction of 22 new guest suites to the Palmer Inn.

         Competition

         The hotel industry is highly competitive and the Company's hotels are subject to competition from other hotels. Many of the Company's competitors may have substantially greater marketing and financial resources than the Company's. Each of the Company's hotels competes for guests primarily with other similar hotels in its immediate vicinity and secondarily with other hotels in its geographic market. Management believes that brand recognition, location, the quality of the hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

         Seasonality

         The hotel industry is seasonal in nature. Generally, the Company's hotel revenue will be greater in the second and third quarters of a calendar year. The Ramada Plaza City Center also generates greater revenues in the fourth quarter of the calendar year due to an annual local area festival. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors, increasing fuel prices, and other considerations affecting travel.

         Employees

         The Company currently has 3 employees in its corporate management consisting of its Chairman of the Board, Chief Operating Officer, and Legal Counsel. The Company presently employs approximately 190 persons through its subsidiaries. All three hotels are full service, but only one operates its own food service. The number of employees at each hotel is subject to change based on seasonal considerations. Management believes that it has an adequate number of employees to support its current operations, although the Company intends to hire additional employees upon the acquisition of other properties. Management believes its relations with employees are satisfactory.

Item 2. Description of Property

         The Company currently operates three full-service hotels with food service and banquet facilities; one is under a franchise agreement with Best Western, another is under a franchise agreement with Hospitality Franchise Services and carries the name of Ramada Plaza, an upscale brand of the Ramada chain. All hotels are concentrated in the Mid-Atlantic Region of the United States. The Company maintains its principal place of business at the Chamberlin Hotel in Hampton, Virginia.

         The Ramada Plaza City Center, built in 1852, is located in downtown Wheeling, West Virginia. In August 1998, AAA rated the hotel a Three Diamond property. It has 170 guestrooms inclusive of 1 and 2 bedroom suites, a VIP executive floor, 27 apartments, and a full service attached parking garage. The hotel has approximately 7,500 square feet of banquet/conference space. The ground floor has several storefront tenants who offer both street and lobby access to their facilities. The world's original Hallmark gift shop is among these tenants. The hotel is in the final phase of negotiations of a lease for the restaurant facilities. In December 1999 the McLure House changed its name to the Ramada Plaza City Center Hotel. Changes are continuing to satisfy franchise requirements and brand recognition.

         The Best Western Palmer Inn is located in Princeton, New Jersey. The hotel is currently a AAA rated Three Diamond property. There are 106 guestrooms inclusive of deluxe rooms, suites and efficiencies that are equipped for extended stays. The hotel has five meeting/banquet rooms, a business center with computer stations, fax and copier equipment, a pool, and an exercise room complete with a sauna. There is a Charlie Brown franchised restaurant in the hotel with lobby access for which there is a long-term lease arrangement between the hotel and the restaurant.

         The Chamberlin Hotel is located on the Chesapeake Bay in Hampton, Virginia. The hotel is listed on the National Register of Historic Places. It has 185 rooms, a banquet room and the second largest meeting space in the market, indoor and outdoor pools, and a business center with computer stations, fax and copier equipment. AAA does not currently rate the hotel.

Item 3.  Legal Proceedings

         In June, 1999, the Company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James C. Barggren, Chamberlin Hotel, L.L.C., and The Chamberlin Hotel Company in the Circuit Court for the City of Hampton, State of Virginia. When Ohio Key purchased The Chamberlin Hotel, Ohio Key assumed two notes in the aggregate principal amount of $3,000,000 payable to The Chamberlin Hotel Company, which were secured by two deeds of trust. Said notes were paid, in full, on or about February 4, 1999. Despite such payment, The Chamberlin Hotel Company assigned the two deeds of trust to JCB Financial Corporation. Subsequent to such assignment, JCB Financial Corporation refused to satisfy said deeds of trust in the public records. Ohio Key filed the subject litigation (i) to have the two deeds of trust judicially determined to be satisfied and discharged, and
(ii) to obtain a determination as to what amounts of money, if any, are owed by Ohio Key to James C. Barggren and his affiliates (collectively, "Barggren"). On or about December, 1999, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between the litigants. On February 8, 2000, the parties signed a Mediated Settlement Agreement which settled and resolved all pending claims between the parties. Pursuant to such

Mediated Settlement Agreement, Barggren agreed to release the existing deeds of trust encumbering The Chamberlin Hotel; Ohio Key agreed (i) to immediately pay Barggren the sum of $80,000, (ii) to execute and deliver to Barggren a deed of trust note in the principal amount of $1,550,000 and, if the Report shows that Barggren is indebted to Ohio Key, such indebtedness is to be offset and deducted from the aforementioned principal sum, (iii) to execute and deliver a deed of trust securing the aforementioned deed of trust note, and (iv) if the Report shows that Ohio Key is indebted to Barggren, then Ohio Key is obligated to pay such indebtedness to Barggren. Further, the parties agreed to jointly dismiss this litigation. Ohio Key has paid to Barggren the aforementioned payment in the amount of $80,000; however, as of this date, this litigation has not been dismissed by the parties, and the deed of trust note and deed of trust have not been executed nor delivered.

Item 4.  Submission of Matter to a Vote of Security Holders

         There were no matters submitted to a vote of stockholders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

         As of April 1, 2000, there were approximately 269 stockholders of record of the Company's Common Stock. The Company's Common Stock is currently listed for trading on the over-the-counter bulletin board under the symbol "PELP". The following table sets forth, for the period since January 1, 1999, the high and low closing sales prices for the Common Stock as reported by the OTC Bulletin Board.

                                                   Common Stock
                                                  --------------
                                                  High      Low
                                                  ----      ---
1998
First Quarter ..................................  1.50     0.50
Second Quarter .................................  1.50     0.63
Third Quarter ..................................  1.44     1.00
Fourth Quarter .................................  1.25     0.50

1999
First Quarter ..................................  0.81     0.50
Second Quarter .................................  0.43     0.43
Third Quarter ..................................  0.60     0.28
Fourth Quarter .................................  0.49     0.07


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

Item 6. Management's Discussion and Analysis of Financial Condition and results of Operations

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

         The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. Until June 4, 1998, the Company, through the Subsidiaries, engaged in the ownership and management of the Property. On June 4, 1998, the Company's Subsidiaries, sold the Property for a sale price of $15,750,000 cash. A portion of the proceeds from the Sale, or $5,589,908, was used to pay all of the Company's long term debt (including all debt associated with the Property.) Proceeds were also used to redeem all of the Company's outstanding Series A preferred stock and satisfy all other loans associated with the Property and prior Partnership. After provisions for closing costs and the resolution of certain issues with respect to the Property, the Company placed the remaining proceeds of the Sale, $8,149,727 (the "Remaining Proceeds"), in an IRS Rule 1031 Exchange Account with the intention of taking advantage of tax deferral strategies if reinvested in real estate properties within specified time frames and if certain criteria are met.

         On October 15, 1998, the Company, through the Subsidiaries, purchased the McLure House Hotel in Wheeling, West Virginia for $3,200,000 paid in cash. The purchase funds were drawn from the proceeds held in the Company's Rule 1031 Exchange Account. On October 16, 1998 the Company secured a note and mortgage on the property for $2,4000,000. On April 28, 1999 the mortgage was re-financed through the new legal entity of McLure House Hotel and Conference Center, LLC for the amount of $2,400,000.

         On November 25, 1998, the Company through the Subsidiaries purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. $2,500,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through the Subsidiaries, purchased the Chamberlin Hotel located in Hampton Roads, Virginia for $5,350,000. $2,350,000 was paid in cash and the remaining balance was financed. The cash was drawn from the proceeds held in the Company's 1031 Exchange Account.

         Year Ended December 31, 1998 Compared to Year Ended December 31, 1999

         For the year ended December 31, 1999, revenues from continuing operations were $7,889,203 as compared to $1,078,106 in 1998. Costs of revenues, consisting of rooms, food and beverage, and other operating categories were $5,838,576 as compared to $396,481 in 1998. The Gross Profit was $2,050,627 as compared to $681,625 in 1998. The changes were attributable to hotel operations through an entire twelve month fiscal period, as compared to only the last two months in 1998.

         Loss from continuing operations increased to $(978,266) as compared to $(260,186) in 1998. Net Loss was $(1,448,266) for 1999 as compared to Net Income of $5,932,918 in 1998. The increase in 1999 was attributable to 12 months of hotel operations compared to only 2 months in 1998 coupled with material non-recurring items as discussed below. Non-cash depreciation expense was $858,428 in 1999 as compared to $81,361 in 1998.

         Net Loss increased from $(1,448,266) in 1999 as compared to income of $5,932,918 in 1998. The decrease in net income resulted from the loss from continuing operations as discussed in the above paragraph in addition to the additional deferral of income taxes in the amount of $1,023,000 as outlined in "Other Factors to Consider" below. Also, in 1998 a net gain of $5,475,305 was recognized on the sale of Discontinued Opeartions.

         Liquidity and Capital Resources

         The Company's working capital decreased from $55,498 as of December 31, 1998 to $(2,111,301) at December 31, 1999. This decrease was due to cash obtained through hotel operations being used for capital improvements at the Ramada Plaza City Center Hotel, the Chamberlin Hotel, the construction of the Corporate Office located at the Chamberlin Hotel, the use of investment funds for operational expenses, the accrual of current liabilities, and the maturity of $1,638,750 of debt to current for the Chamberlin Hotel. This maturity is anticipated to be refinanced by September 2000.

         As of December 31, 1998 the Company held Accounts Receivables of $290,798 as compared to $87,290 at December 31, 1999. This decrease is due to the increased effort at the hotel level in collections, as well as the net use of Bad Debt Allowance for uncollectable accounts in the 90 Day category. As of December 31, 1998 the Company had Accounts Payable and Accrued Expenses of $473,128 as compared to $1,125,305 at December 31, 1999. The changes were attributable to hotel operations through an entire twelve month fiscal period, as compared to only two months in 1998.

         Capital Expenditures of Property and Equipment totaled $16,059,223 in 1998 as compared to $1,490,000 in 1999. This difference is due primarily to the purchase of all three hotel locations in 1998. The McLure House Hotel, it's subsequent conversion to a Ramada Plaza hotel, improvements at the Chamberlin Hotel, as well as the construction of the new Corporate Offices located at the Chamberlin Hotel in Hampton, Virginia account for the capital expenditures in 1999.

         Long-term debt of $10,371,628 in 1998 decreased to $8,986,313 in 1999. The original debt of $1 million for the Palmer Inn was satisfied in October 1999 and was replaced with a bridge loan of $940,000 due on April 1, 2000. This loan, as well as the current $4 million mortgage at the Palmer Inn, is expected to be satisfied in the re-financing package scheduled for closing in May, 2000.

Additional Facts to Consider

         Material change in Financial Statements Items from 1998 to 1999

         In 1999, the Company made an election related to the filing of its 1998 income tax return allowing the reduction of the tax basis of the property exchanged in 1998 rather than the recognition of taxable income currently. When calculating the estimated tax basis of its assets and the tax provision at December 31, 1998, the election was not taken into account. The election is related to the forgiveness of indebitedness from the restructure of debt in 1996 and resulted in an additional deferral of income taxes in the amount of $1,023,000. This change in estimated tax basis is reflected in the Company's 1999 income tax on Statement of Operations and as an increase in deferred tax liability on the Balance Sheet.

         Significant elements of expense not arising out of Continuing
Operations

         During 1999, the Company experienced non-recurring quantifiable expense items directly related to three events: the acquisition and re-position of the three hotel properties, consulting fees related to continued capital raising , and the legal proceedings against the former owner of the Chamberlin Hotel. The financial impact on the Company as a result of these events is in excess of $375,000, of which $130,000 were non-cash expenses. These expenses are reflected in the Company's Statement of Opeartions.

         Year 2000

         The Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. The Company presently utilizes hotel reservation software systems that are year 2000 compliant. To date there have been no problems associated with Y2K issues.

         Outlook

         Management anticipates an increase in revenues at all three properties through the end of 2000. Management continues to believe that the implementation of its central management operation will produce decreases in management expenses incurred at all hotel operations. The Company believes that this self-management approach will create savings in the overall management costs as opposed to the use of management companies. Included in this approach are accounting, sales and marketing, purchasing, and legal counsel.

         Palmer Inn implemented a rate increase in mid 1999 that will allow it to remain within the average rate of comparable hotels in its market. The Palmer Inn will also begin construction of a 22 room suite wing that will be completed by the end of 2000.

         The McLure House Hotel will be finalizing its conversion to a Ramada Plaza Hotel. Current emphasis is upon all common areas such as the lobby, exterior and other public areas, corridors, meeting and ballroom space. The restaurant lease is expected to be finalized in May, 2000. Overtures with the City of Wheeling regarding the building of a Convention/Expo Center across the street from the Ramada Plaza will continue throughout the year.

         The Chamberlin Hotel is expected to begin renovations in the Spring, 2000. The initial construction will cover the public areas such as the lobby, selected meeting space, restaurant and lounge, selected corridors, and one floor of guestrooms. In mid June the hotel will host the media covering Op Sail 2000, an event involving several hundred sailing vessels from around the world. Visitor estimates will be between 1 and 2 million for this 4-day event.


         The Company is investigating several Internet opportunities that it believes has a synergystic relationship to the existing business. It is the hope of management that inclusion of Internet diversification will have a positve effect on the value of the Company's stock.

Item 7.  Financial Statements

         The Company's financial statements are included in this report, at pages F-1 through F-15.


Item 8. Changes In Disagreements With Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, position with the Company and ages of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. The Board of Directors elects officers and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

         Name                               Age      Position
         ----                               ---      --------
         C. John Knorr, Jr. .............   54      Chairman of the Board
         Nathan A. Roesing ..............   32      Chief Operating Officer
         Donald E. Schupp ...............   53      Director
         Michael Halpern ................   47      Director


         Unless otherwise noted, the address of each of the directors and officers of the Company is 2 Fenwick Road, Suite 100, Fort Monroe, Virginia 23651.

         Carl John Knorr, Jr. Since June 1, 1996 Mr. Knorr has served as the Company's Chairman of the Board and from August 31, 1995 through May 31, 1996 as the Company's President. Mr. Knorr is also President and sole shareholder of Infinity Investment Group, Inc., the general partner and management Company for the Partnership since 1991.

         Nathan A. Roesing. Since March 1999 Mr. Roesing has served as Chief Operating Officer. Mr. Roesing has extensive hospitality experience, having worked for Interstate Hotels, Servico Hotels, Brookshire Hotels, and Lane Hospitality. Mr. Roesing also serves as President of Vintage Hotels Corporation, which is the management company for Pelican Properties International's hotel properties.

         Donald E. Schupp. Since February 20, 1997 Mr. Schupp has served as a director of the Company. Mr. Schupp has served as President and Chief Operating Officer for American Refining Group, which is in the oil refining business, headquartered in Pittsburgh, Pennsylvania since 1983.

         Michael Halpern. Since June 22, 1999 Mr. Halpern has served as a director of the Company. Mr. Halpern has worked as an attorney since 1977 in the Key West, Florida area. He has also served as President and Chief Executive Officer of Triad Planning and Management Corp., Ramlo Construction Corp., Ramlo Development Corp., and Key West Saloon, Inc.

         As additional properties are acquired, the Company anticipates attracting additional, equally successful and qualified, directors, officers, and facility managers.

         The Company currently does not have any board-approved committees.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership on Form 3 and reports of changes in ownership of Common Stock on Forms 4 or 5. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 1999.

Item 10. Executive Compensation

         Only one executive officer of the Company has had annual compensation in excess of $100,000. The following table shows for the years ended December 31, 1998 and 1999 the cash and other compensation paid by the Company to its Chairman and Chief Operating Officer.

                           Summary Compensation Table


    Name and                                                                        Other Annual      All Other
Principal Position                                   Year     Salary       Bonus    Compensation     Compensation
------------------                                   ----     ------        -----    ------------     ------------
C. John Knorr, Chairman of the Board                 1998     $ 62,400    $ 8,750       $-0-               $-0-
                                                     1999     $ 73,500      $-0-        $-0-               $-0-

Nathan A. Roesing, Chief Operating Officer           1999     $112,452    $26,600       $-0-               $-0-


         Option Grants in Last Fiscal Year

         There were no option grants made in fiscal year 1999.


Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on April 1, 2000 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In General, a person is deemed to be a "Beneficial Owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On April 1, 2000, there were 5,975,581 shares of Common Stock outstanding. The address for each of the persons set forth below is 2 Fenwick Road, Suite 100, Fort Monroe, VA 23651, except as otherwise noted.

                                                                  No. of Shares
                                                                of Common Stock                 Percent
Name and address                                              Beneficially Owned                 of Class
----------------                                              ------------------                 --------
C. John Knorr, Jr. (1)                                             1,701,265                      28.5%
Thomas L. Callahan (2)                                               675,434                      11.3%
Linda Brauer (3)                                                     350,698                       5.9%
Clara Road Investments, Inc. (4)                                     666,666                      11.2%
All executive officers and directors as a group                    1,701,265                      28.5%

----------------
(1)      Mr. Knorr's address is 104 Woodhall Drive, Richmond, VA 23229.
(2)      Mr. Callahan's address is 1001 Oystercove Drive, Grasonville, MD  21638
(3)      Ms. Braurer's address is 11308 Bedfordshire Avenue, Potomac, MD  20854
(4)      Clara Road Investments' address is 2670 Clara Road, Whitehaven,
         MD 21856

Item 12.  Certain Relationships and Related Transactions

         Infinity Investments Group, Inc., a Florida corporation which is owned and controlled by Mr. Knorr, Chairman of the Board, privately owned three park model units located at the Sunshine Key Resort. Those rental units were managed through Ohio Key I Inc.'s rental management program and expenses were paid on their behalf; these units earned income through May 1998. On June 4, 1998 Infinity Investment Group sold its interests in the three park model units and all balances owed by the Company were settled.

                                     PART IV


Item 13.  Exhibits, List and Reports on Form 8-K

Exhibit
Number            Description
------            -----------
3.1               -Articles of Incorporation dated 5/30/90 (Incorporated by
                  reference to the exhibit of the same number filed with the
                  Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997,
                  file No. 000-23075
3.2               - Articles of Incorporation Amendment to the Articles of
                  Incorporation dated 6/29/95 (Incorporated by reference to the exhibit of the same number filed with the Company's
                  registration statement on Form SB-2 as filed with the
                  Securities and Exchange Commission on September 12, 1997, File
                  No.
                  000-23075)
3.3               -Articles of Incorporation Amendment to the Articles of
                  Incorporation dated 6/20/90 (Incorporated by reference to the exhibit of the same number filed with the Company's
                  registration statement on Form SB-2 as filed with the
                  Securities and Exchange Commission on September 12, 1997, File
                  No.
                  000-23075)
3.4               -Articles of Incorporation Amendment to the Articles of
                  Incorporation dated 8/15/95 (Incorporated by reference to the exhibit of the same number filed with the Company's
                  registration statement on Form SB-2 as filed with the
                  Securities and Exchange Commission on September 12, 1997,
                  File, No.
                  000-23075)
3.5               -Ohio Key I Articles of Incorporation date 12/16/96
                  (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on
                  September 12, 1997, File No. 000-23075)
3.6               -Ohio Key II Articles of Incorporation dated 12/16/96
                  (Incorporated by the exhibit of the same number filed with the
                  Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997,
                  File No. 000-23075)
3.7               -Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form
                  SB-2 as filed with the Securities and Exchange Commission on
                  September 12, 1997, File No. 000-23075)
3.8               -Ohio Key I Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration
                  statement on Form SB-2 as filed with the Securities and
                  Exchange Commission on September 12, 1997, File No. 000-23075)
3.9               - Ohio Key II Bylaws (Incorporated by reference to the exhibit of the same number filed with the Company's registration
                  statement on Form SB-2 as filed with the Securities and
                  Exchange Commission on September 12, 1997, File No. 000-23075)
3.10              - Articles of Incorporation Amendment to the Articles of
                  Incorporation dated June 29,1997 (Incorporated by reference to the exhibit of the same number filed with Securities and
                  Exchange Commission on November 14, 1997, File No. 000-23075)
4.1               - Specimen Common Stock Certificate (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the
                  Securities and Exchange Commission on September 12, 1997, File
                  No. 000-23075)
4.2               - Specimen Class A Common Stock Purchase Warrant (Incorporated
                  by reference to the exhibit of the same number filed with the
                  Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997,
                  File No. 000-23075)
4.3

                  -Specimen Class B Common Stock Purchase Warrant (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as filed with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.1 - Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates Limited Partnership effective August 30, 1995 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.2 - Loan Restructuring Agreement between Ohio Key I, Inc.; WAMCO XXII Ltd. and Sunshine Key Associates Limited Partnership dated 1/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.3 -Promissory Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio Key II, Inc. dated 12/31/96 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.4              - Restated Mortgage and Assumption Agreement
                  (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.5              - Assignment for Assumption of Leases between Ohio Key I, Inc.
                  and Sunshine Key Associates Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.6 - Agreement for Assumption of Liabilities between Ohio Key I, Inc. and Sunshine Key Associated Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.7             - Assignment and Assumption of Contracts between Ohio Key I,
                  Inc. and Sunshine Key Associated Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.8 - Assignment between Ohio Key I, Inc. and Sunshine Key Associated Limited Partnership dated 1/24/97 (Incorporated by reference to the exhibit of the same number filed with the Company's registration statement on Form SB-2 as file with the Securities and Exchange Commission on September 12, 1997, File No. 000-23075)
10.9 - Purchase agreement between Ohio Key I, Inc., Ohio Key II, Inc. and WesBanco for the purchase of the Ramada Plaza City Centre dated September 23,1998 (Incorporated by reference to the Company's 8-K as filed with the Securities and Exchange Commission on October 22, 1998
10.10 - Agreement of Sale between Ohio Key I, Inc., Ohio Key II, Inc. and Keydocrom, Inc. for the purchase of the Palmer Inn date November 11, 1998 ( Incorporated by reference to the Company's 8-K/A as filed with the Securities and Exchange Commission on December 14, 1998)
10.11             - Sale and Purchase of Assets Agreement between Ohio Key I,

                  Inc., Ohio Key II, Inc. and Chamberlin Hotel LLC dated November 30, 1998 (Incorporated by reference to the Company's 8-K/A as filed with the Securities and Exchange Commission on December 14, 1998)
10.12             - Ramada Plaza City Centre $2,400,000 Term Note. (1)
10.13             - Palmer Inn $4,000,000 Mortgage Note. (1)
10.14 - Palmer Inn Note and Mortgage Modification and Assumption Agreement for 10.14 $1,000,000 First Mortgage.(1)
10.15             - Palmer Inn Promissory Note of $940,000.(1)
21.1              - Subsidiaries.
23.1              - Independent Auditor's Consent(2)
27.1              - Financial Date Schedule. (2)

(footnotes on next page)

     (footnotes for previous page)

(1) Incorporated by reference to the Company's report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 1999.
(2)  Filed herewith.

     (b) Reports on Form 8-K
     The Company filed a report on Form 8-K, date of report February 4, 2000, which reported a change in the Company's certifying accountants.



                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Pelican Properties, International, Corp
                                           (Registrant)



                         By: /s/ C. John Knorr, Jr.
                         --------------------------
                                 C. John Knorr, Jr.
                                 Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                             Title                     Date
         ---------                             -----                     ----

/s/ C. John Knorr, Jr.              Chairman of the Board
----------------------              ---------------------
    C. John Knorr, Jr.              (Principal Executive Officer)


/s/ Nathan A. Roesing               Chief Operating Officer
---------------------               -----------------------
    Nathan A. Roesing

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES


                        CONSOLIDATED FINANCIAL STATEMENTS


                     Years Ended December 31, 1999 and 1998

                                 C O N T E N T S
                                    --------


                                                                       Page
                                                                       Number
                                                                      -------

Reports of Independent Certified Public Accountants

         Moore Stephens Lovelace, P.A.                                  F-1

         Morrison, Brown, Argiz & Company                               F-2


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of
         December 31, 1999                                              F-3

     Consolidated Statements of Operations for the
         Years Ended December 31, 1999 and 1998                         F-4

     Consolidated Statements of Changes in Stockholders' Equity
         for the Years Ended December 31, 1999 and 1998                 F-5

     Consolidated Statements of Cash Flows for the
         Years Ended December 31, 1999 and 1998                         F-6

     Notes to Consolidated Financial Statements                         F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



Board of Directors
Pelican Properties, International Corp.
    and Subsidiaries
Fort Monroe, Virginia



We have audited the accompanying consolidated balance sheet of Pelican Properties, International Corp. and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pelican Properties, International Corp. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




Moore Stephens Lovelace, P.A.
Certified Public Accountants



Orlando, Florida
March 17, 2000

                                                                    [Letterhead]

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------



Board of Directors and Stockholders
Pelican Properties, International Corp. and Subsidiaries

We have audited the consolidated statements of operations, stockholders' (deficit) and cash flows of Pelican Properties, International Corp. and Subsidiaries (the "Company") for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly. In all material respects, the results of the operations and the cash flows of Pelican Properties, International Corp. and Subsidiaries for the year ended December 31, 1998. In conformity with generally accepted accounting principles.



/s/ MORRISON, BROWN, ARZIG & COMPANY
MORRISON, BROWN, ARZIG & COMPANY
Certified Public Accountants
Miami, Florida
April 2, 1999

                                PELICAN PROPERTIES, INTERNATIONAL CORP.
                                           AND SUBSIDIARIES

                                      CONSOLIDATED BALANCE SHEET

                                           December 31, 1999


                                                ASSETS

CURRENT ASSETS
Cash                                                                                                                $   69,037
Accounts receivable, net of allowance for doubtful accounts of $157,976
                                                                                                                        87,290
Supplies
                                                                                                                        82,974
Prepaid expenses                                                                                                        25,380
Note receivable                                                                                                        500,000
Income taxes refundable                                                                                                228,000
Other current assets
                                                                                                                         1,734
                                                                                                                   -----------

                                                                                   TOTAL CURRENT ASSETS
                                                                                                                       994,415

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $921,770                                                                                        16,653,021

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $14,804
                                                                                                                        70,473
Deferred franchise costs, net of accumulated amortization of $106                                                       18,894
Deposits and other
                                                                                                                        58,648
                                                                                                                   -----------
                                                                                                                       148,015
                                                                                                                    ----------
                                                                                                                   $17,795,451
                                                                                                                   ===========

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                                               $ 1,638,750
Accounts payable and accrued liabilities                                                                             1,125,305
Obligation for renovations                                                                                             150,000
Income taxes payable                                                                                                   150,000
Other current liabilities
                                                                                                                        41,660
                                                                                                                   -----------
                                                                              TOTAL CURRENT LIABILITIES              3,105,716

OBLIGATION FOR RENOVATIONS
                                                                                                                       496,495

LONG-TERM DEBT, less current maturities                                                                              7,347,563

DEFERRED INCOME TAXES                                                                                                3,512,000

                                                                                                                             -
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares  authorized; none issued or outstanding
                                                                                                                             -
Common Stock, par value $.001; 100,000,000 shares authorized;
   5,975,851 shares issued and outstanding
                                                                                                                         5,975
Additional paid-in capital                                                                                           3,393,216
Accumulated deficit
                                                                                                                      (65,513)
                                                                                                                   -----------
                                                                             TOTAL STOCKHOLDERS' EQUITY              3,333,678
                                                                                                                   -----------
                                                             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $17,795,451
                                                                                                                   ===========

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                 AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                  For The Years Ended December 31, 1999 and 1998


                                                                                                1999                 1998
                                                                                           ------------          ----------
REVENUES
Rooms                                                                                      $  5,324,616          $  708,642
Food and beverage                                                                             1,621,447              70,399
Rental Income                                                                                   529,075              98,945
Interest income                                                                                  53,252             163,431
Other                                                                                           360,813              36,689
                                                                                           ------------          ----------
                                                                    TOTAL REVENUES            7,889,203           1,078,106

COSTS AND EXPENSES
Rooms                                                                                         1,425,422             126,407
Food and beverage                                                                             1,395,898             131,826
Other operating expenses                                                                      3,017,256             138,248
Corporate expenses                                                                              971,272             678,006
Sales and marketing expenses                                                                    584,667              36,016
Interest expense                                                                                614,526             146,428
Depreciation and amortization                                                                   858,428              81,361
                                                                                           ------------          ----------

                                                          TOTAL COSTS AND EXPENSES            8,867,469           1,338,292

                                  LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES          (978,266)           (260,186)

INCOME TAX (PROVISION) BENEFIT                                                                 (775,000)             97,570
                                                                                           ------------          ----------
                                                   LOSS FROM CONTINUING OPERATIONS           (1,753,266)           (162,616)

DISCONTINUED OPERATIONS
Income from discontinued operations, net of $15,967 in taxes                                          -              39,686
Gain on sale, net of $3,311,834 in taxes                                                              -           5,475,305
                                                                                           ------------          ----------

                                           INCOME (LOSS) BEFORE EXTRAORDINARY ITEM           (1,753,266)          5,352,375

EXTRAORDINARY ITEM, net of $195,000 and $-0- in taxes, for
December 31, 1999 and 1998, respectively                                                        305,000             580,543
                                                                                           ------------          ----------

                                                                 NET INCOME (LOSS)         $ (1,448,266)         $5,932,918
                                                                                           ============          ==========

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE:
Continuing operations                                                                      $      (0.31)         $    (0.03)
                                                                                           ------------          ----------
Discontinued operations                                                                    $          -          $     1.09
                                                                                           ------------          ----------
Extraordinary items                                                                        $       0.05          $     0.11
                                                                                           ------------          ----------
Net income (loss)                                                                          $      (0.25)         $     1.17
                                                                                           ============          ==========


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 For The Years Ended December 31, 1999 and 1998

                                                                      Preferred
                                             Common Stock              Stock                 Additional      Retained
                                             ------------    ----------------------------     Paid-In        Earning
                                                Shares       Amount    Shares      Amount     Capital       (Deficit)     Total
                                                ------       ------    ------      ------     -------       ---------     -----
BALANCES - DECEMBER 31, 1997                    4,954,185    $  4,954   195,907    $  196    $3,536,894    (4,550,165)  (1,008,121)

ISSUANCE OF STOCK COMPENSATION                     50,000          50         -         -         6,200             -        6,250

ISSUANCE OF STOCK COMPENSATION                     20,000          20         -         -         2,480             -        2,500

ISSUANCE OF STOCK COMPENSATION                     20,000          20         -         -        26,230             -       26,250

REPURCHSE OF PREFERRED STOCK                            -           -  (195,907)                   (196)            -     (293,862)

ISSUANCE OF COMMON STOCK                           50,000          50         -         -           450             -          500

NET INCOME                                              -           -         -         -             -     5,932,918    5,932,918

BALANCES - DECEMBER 31, 1998
                                                5,094,185       5,094         -         -     3,278,588     1,382,753    4,666,435
                                                ---------    --------  --------    ------    ----------   -----------   ----------
ISSUANCE OF COMMON STOCK FOR SERVICES             215,000         215         -         -       108,628             -      108,843

ISSUANCE OF COMMON STOCK UPON
EXERCISE OF OPTIONS                               666,666         666         -         -         6,000             -        6,666

NET LOSS                                                -           -         -         -             -    (1,448,266)  (1,448,266)
                                                ---------    --------  --------    ------    ----------   -----------   ----------
BALANCES - DECEMBER 31, 1999                    5,975,851    $  5,975         -    $    -    $3,393,216   $   (65,513) $ 3,333,678
                                                =========    ========  ========    ======    ==========   ===========  ===========



                      PELICAN PROPERTIES, INTERNATIONAL CORP.
                                  AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS

                   For The Years Ended December 31, 1999 and 1998

                                                                                                1999                1998
                                                                                            ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                           $ (1,448,266)        $ 5,932,918
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation                                                                                     843,913              79,640
Amortization                                                                                      14,514               1,721
Extraordinary gain on forgiveness of debt                                                       (500,000)           (580,543)
Loss on disposal of fixed assets from discontinued operations                                          -              28,593
Gain on sale of discontinued operations                                                                -          (8,787,139)
Stock issued for compensation and services                                                       108,843              35,000
Provision for bad debts                                                                          154,976                   -
Deferred income taxes                                                                            819,268           2,692,732
Change in:
Accounts receivable                                                                               48,532            (236,263)
Inventories                                                                                      (10,423)            (19,559)
Prepaid expenses                                                                                  10,310               (8,38)
Income taxes refundable                                                                         (228,000)                  -
Other assets                                                                                     (31,213)             43,219
Accounts payable and accrued expenses                                                            652,177             204,269
Income taxes payable                                                                             (11,684)            161,684

Other liabilities                                                                                (59,804)           (741,345)
                                                                                            ------------         -----------
Net cash provided by (used in) continuing operations                                             363,143          (1,277,706)
Net cash provided by discontinued operations                                                           -              84,246
                                                                                            ------------         -----------
                                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             363,143          (1,193,460)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) decrease in investments                                                             1,082,488          (1,082,488)
Issuance of note receivable                                                                            -            (500,000)
(Increase) decrease in other receivable                                                          224,047            (224,047)
Acquisition of fixed assets                                                                   (1,490,110)        (16,169,838)
Proceeds from the sale of fixed assets
                                                                                                       -          14,958,903
                                                                                            ------------         -----------
                                               NET CASH USED IN INVESTING ACTIVITIES            (183,575)         (3,017,470)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                       (1,194,335)         (4,459,496)
Changes in pre-petition debt                                                                           -            (136,771)
Proceeds from borrowings                                                                         955,515           9,400,000
Repayments of stockholders loans                                                                       -            (241,153)
Repurchase of preferred stock                                                                          -            (293,862)
Proceeds from issuance of common stock                                                             6,666                 500
                                                                                            ------------         -----------
                                 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            (232,154)          4,269,218
                                                                                            ------------         -----------

                                                     NET (INCREASE) DECREASE IN CASH             (52,586)             58,288

CASH AT BEGINNING OF YEAR                                                                        121,623              63,335
                                                                                            ------------         -----------

CASH AT END OF YEAR                                                                         $     69,037         $   121,623
                                                                                            ============         ===========


                           PELICAN  PROPERTIES,  INTERNATIONAL  CORP.
                                AND SUBSIDIARIES

                   notes to CONSOLIDATED financial STATEMENTS

                     Years Ended December 31, 1999 and 1998



NOTE  1 -     BACKGROUND AND BASIS OF PRESENTATION

              Through June 3, 1998, Pelican Properties, International Corp. and its subsidiaries (the "Company") owned and operated Sunshine Key RV Resort and Marina ("Sunshine Key") located in the Florida Keys. On June 4, 1998, the Company sold its interest in Sunshine Key. Accordingly, the operations of Sunshine Key are reflected as discontinued operations in the accompanying consolidated statement of operations for the year ended December 31, 1998. On October 15, 1998, the Company acquired the McLure House Hotel and Conference Center in Wheeling, West Virginia ("McLure House"). On November 25, 1998, the Company acquired Palmer Inn in Princeton, New Jersey ("Palmer Inn"). On November 30, 1998, the Company acquired the Chamberlin Hotel in Hampton, Virginia ("Chamberlin Hotel").

              The accompanying consolidated financial statements include the accounts of Pelican Properties International, Corp., and its wholly owned subsidiaries, which operated Sunshine Key and continue to operate McLure House, Chamberlin Hotel and Palmer Inn. The operations of the three hotels are included from the date of their respective acquisitions. All significant intercompany transactions and accounts have been eliminated in the consolidation. For federal income tax purposes, the sale of Sunshine Key and the acquisition of the three hotels was treated as a tax-free exchange under Section 1031 of the Internal Revenue Code.

              Operations

              The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 1999, current liabilities exceeded current assets by approximately $2,111,000. Management's plans with regard to this situation include seeking to refinance the current maturities of the Company's borrowings on a long-term basis and improving the occupancy at its hotels (See Note 6).


NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Revenue Recognition

              Revenue is recorded on the accrual basis in the period in which occupancy rights are provided to guests and tenants. Advance deposits are recorded as deferred revenue until occupancy occurs.

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Supplies

              Supplies consists primarily of food, beverage and housekeeping inventories. Supplies are stated at the lower of cost, determined using the first-in, first-out method, or market value.

              Property and Equipment

              Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the estimated useful lives of the improvements, or the term of the lease, if shorter. The estimated useful lives for property and equipment are as follows:

                                                                    Years
                                                                 -------------
                Buildings and building improvements                15  - 31
                Furniture, fixtures and equipment                   5  -  7
                Computer equipment                                        5

              Other Assets

              Other assets consists primarily of deferred financing costs and deposits. Deferred financing costs are amortized over the terms of the related borrowings. Other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

              Environmental Liabilities

              Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

              In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of property and/or mitigate or prevent contamination from future operations. The Company has not recorded an accrual for environmental liabilities at December 31, 1999.

              Income Taxes

              The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse.


              Earnings (Loss) Per Share

              Basic earnings (loss) per share is computed by dividing net income available to common stockholders for the period by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common share equivalents were not considered in the diluted earnings per share calculation for 1999 or 1998 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings (loss) per share for 1999 and 1998 were calculated based on 5,699,849 and 5,074,980 weighted average common shares outstanding during each year, respectively.

              Credit Risk and Concentrations

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable and note receivable.

              The Company maintains its cash primarily in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that it is not exposed to any significant credit risk with respect to cash.

              The Company is economically dependent upon the travel and tourism trade and changes in weather conditions in the cities where the hotels are located. Owning and operating only three hotel properties is a source of business concentration risk.

              Fair Value of Financial Instruments

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              The carrying values of cash, accounts receivable, note receivable, accounts payable, accrued expenses and borrowings approximate their fair values.

              Comprehensive Income

              The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" effective for the year ended December 31, 1998. There were no items of other comprehensive income for the years ended December 31, 1999 and 1998, respectively.

              Use of Estimates

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

              Reclassifications

              Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation. These reclassifications have no effect on net income (loss).


note  3 -     SIGNIFICANT DISPOSITION AND ACQUISITIONS

              Sale of Sunshine Key

              On June 4, 1998, the Company sold Sunshine Key for approximately $15,750,000, resulting in a gain of approximately $5,475,000, net of taxes of approximately $3,312,000. The operations of Sunshine Key have been presented separately as discontinued operations in the 1998 statement of operations. Results of operations for Sunshine Key for 1998 through the date of its sale included approximately $1,862,000 of revenues and $1,822,000 of expenses, resulting in approximately $40,000 of net income from discontinued operations, net of taxes of approximately $16,000.

              In connection with the sale of Sunshine Key, the Company satisfied certain debt obligations. As a result of the debt satisfaction, the Company recognized an extraordinary gain of $580,543.

              Acquisition of McLure House

              On October 15, 1998, the Company acquired the assets of McLure House, including land, buildings, furniture, fixtures and equipment used in its operations for $3,200,000. In connection with the acquisition, the Company obtained financing in the amount of $2,400,000.

              Acquisition of Palmer Inn

              On November 25, 1998, the Company acquired the assets of the Palmer Inn, including land, buildings, furniture, fixtures and equipment used in its operations for $7,500,000. In connection with the acquisition, the Company assumed debt in the aggregate amount of $5,000,000.

              Acquisition of Chamberlin Hotel

              On November 30, 1998, the Company acquired the assets of the Chamberlin Hotel, including the building, furniture, fixtures and equipment used in its operations for $5,350,000. In connection with the acquisition, the Company assumed responsibility for a 40-year lease for the land on which the hotel is located (see Note
              9). Also in connection with the acquisition, the Company assumed notes payable in the aggregate amount of $3,000,000. The holder of the notes payable offered a $500,000 reduction in the principal amount of the notes if payment of the notes in full would occur within 60 days of the closing and such payment were guaranteed. In January 1999, $2,500,000 was paid in full satisfaction of the notes approximately as follows: $2,276,500 by the previous owner of the Chamberlin Hotel and $223,500 by the Company. The $2,276,500 amount paid by the previous owner on the Company's behalf was not evidenced by a written agreement and had no formal terms for repayment. The $500,000 discount for the early repayment, net of the related income tax effect of $195,000, was accounted for as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 1999.

              During March through May 1999, the Company pursued permanent financing for the Chamberlin Hotel but was unable to obtain the financing primarily because the lessor of the land lease would not approve the lease assignment pending the completion of, or the commitment to complete, certain renovations. In June 1999, the Company filed suit against the previous owner seeking, among other things, a judicial determination of the previous owner's obligation for the completion of the renovations.

Note  3 -     SIGNIFICANT DISPOSITION AND ACQUISITIONS (Continued)

              In February 2000, the Company and the previous owner entered into a stipulated settlement agreement which provided, among other things, that the previous owner would accept a payment of $1,630,000 as payment in full for the $2,276,500 that had been advanced on behalf of the Company. The resulting difference of approximately $646,500 represented the estimated cost of the renovations necessary to effect the assignment of the land lease.

              The Company has recorded its estimated obligation to complete the renovations as a liability in its December 31, 1999 consolidated balance sheet. The Company is currently negotiating with the land lessor to obtain approval for the assignment of the lease to the Company. Upon the approval of the lease assumption, the Company intends to obtain permanent financing for the Chamberlin Hotel and to pay the amounts due to the previous owner from the proceeds of such financing. The stipulated settlement agreement provides that the Company deliver to the previous owner a promissory note for such amounts bearing interest at a rate of 8% and maturing June 15, 2000. The note is to be collateralized by the assets of the Chamberlin Hotel.

              The acquisitions of the McLure House, Chamberlin Hotel and Palmer Inn were accounted for as purchases. Accordingly, the respective purchase prices were allocated to the acquired assets based on their respective fair values and the results of operations of the hotels have been included in the consolidated financial statements from the dates of their respective acquisitions.


note  4 -     NOTE RECEIVABLE

              In November 1998, in connection with the Company's purchase of the Palmer Inn, the Company loaned $500,000 to the seller and obtained a promissory note receivable in exchange. The note receivable earned interest at an annual rate of 7.5% through June 1999. After that date, the note earns interest at an annual rate of 8%. Interest is payable in monthly installments. The principal balance is due on the earlier of May 25, 2000, or the date the $4,000,000 second mortgage on the Palmer Inn is repaid (See Note 6).


note  5 -     PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 1999:

                Land                                            $     1,084,587
                Buildings and building improvements                  13,909,726
                Furniture, fixtures and equipment                     1,841,857
                Computer equipment                                       59,635
                Renovations in progress                                 678,986
                                                                ---------------
                                                                     17,574,791
                Less accumulated depreciation                          (921,770)
                                                                ---------------

                         Property and equipment, net            $    16,653,021
                                                                ===============

Note  6 -     BORROWING ARRANGEMENTS

              The Company's borrowing arrangements at December 31, 1999, consists of the following:

              Promissory  note  payable  to a  financial  institution,  payable  in monthly payments  of interest  only at a variable  rate  approximating  prime plus 1%
              with a  balloon  payment  of the  entire  principal  balance  originally  due
              April 1,  2000.  The Company has obtained an  extension of the maturity  date through June 30,  2000.  Collateralized  by the property and equipment of the
              Palmer Inn and guaranteed by the Company's chairman.                                $       940,000

              Mortgage note payable to a corporation, payable in monthly installments of interest only at 7.5% from November 1998 to May
              1999, and at 8.00% from May 1999 to May 2000. The principal balance of the note and any accrued interest is due May 25, 2000.
              The note is collateralized by substantially all property and equipment at the Palmer Inn.
                                                                                                        4,000,000

              Mortgage  note  payable  to  a  financial  institution,  payable  in  monthly payments of  interest  only at 7.5% per annum  through  October  2000,  after
              which  the   principal   balance  will  be  amortized   based  on  a  25-year
              amortization   schedule   with  the  remaining   principal   balance  due  on
              October 16,  2003.  Collateralized  by  the  property  and  equipment  of the
              McLure House.                                                                             2,400,000

              Obligation due to the former owner of Chamberlin Hotel pursuant to a Mediated Settlement Agreement dated February 8, 2000, by which an amount of $1,630,000 is due the former owner to satisfy all obligations resulting from the transfer of ownership of the
              Chamberlin Hotel to the Company. The interest only note at a rate of 8.00% is payable monthly with principal and any accrued interest due June 15, 2000. The obligation is collateralized by the assets of the Chamberlin Hotel.
                                                                                                        1,630,000

              Other borrowing arrangements with financial institutions at rates ranging from 7.50% to 9.65%, payable in monthly installments of principal and interest, maturing in 2003 and 2004, collateralized by various equipment.
                                                                                                           16,313
                                                                                                   --------------
                                                                                                        8,986,313
              Less current maturities                                                                  (1,638,750)
                                                                                                   --------------

                           Total long-term debt                                                   $     7,347,563
                                                                                                  ===============

              The Company has obtained a commitment from a financial institution to refinance the $4,000,000 mortgage note due in May 2000 and the $940,000 promissory note due in April 2000 on a long-term basis. The commitment letter from the financial institution provides for, among other things, funding of $6,200,000 to repay the maturing obligations and to fund the construction of a twenty-two room addition to the Palmer Inn. Accordingly, the $4,000,000 mortgage note due in May 2000 and the $940,000 promissory note due in April 2000 have been classified as long term in the accompanying consolidated balance sheet. The closing of the refinancing is subject to, among other things, the delivery of certain information to the financial institution and the attainment of certain financial ratios by the Company.

              Cash paid for interest amounted to approximately $590,000 and $307,000 in 1999 and 1998, respectively.

note  6 -     BORROWING ARRANGEMENTS (Continued)

              Assuming the closing of the refinancing described in the previous paragraph occurs, the aggregate maturities of the Company's borrowing arrangements subsequent to December 31, 1999, will be approximately as follows:

                            Year Ending
                           December 31,                       Amount
                       -----------------------             ---------------

                               2000                         $   1,639,000
                               2001                         $      38,000
                               2002                         $      40,000
                               2003                         $   2,326,000
                               2004                         $       3,000
                            Thereafter                      $   4,940,000


note  7 -     INCOME TAXES

              The components of the Company's provision for income taxes for the years ended December 31, 1999 and 1998, are as follows:

                                                                                    1999               1998
                                                                               -------------      --------------
                   Current
                       Federal                                                 $     100,000      $      138,052
                       State                                                          50,000              23,632
                                                                               -------------      --------------
                          Total current                                              150,000             161,684

                   Deferred
                       Federal                                                       746,000           2,620,048
                       State                                                          74,000             448,499
                                                                               -------------      --------------
                          Total deferred                                             820,000           3,068,547
                                                                               -------------      --------------

                          Total provision for income taxes                     $     970,000      $    3,230,231
                                                                               =============      ==============

              The provision for income taxes is reflected in the consolidated statement of operations as net components included in discontinued operations, extraordinary items and income tax (provision) benefit.

              Significant components of the Company's deferred tax liabilities and assets at December 31, 1999, are approximately as follows:

                   Deferred Tax Liability
                   ----------------------
                       Deferred gain from like-kind exchange      $  (3,574,000)

                   Deferred Tax Asset
                   ------------------
                       Bad debt allowance                                62,000
                                                                  -------------

                          Net deferred taxes                      $  (3,512,000)
                                                                  =============


              Reconciliations of the significant differences between tax at the federal statutory income tax rate and the effective income tax on pre-tax income (loss), are as follows:

                                                                 1999     1998
                                                               -------  -------

               Statutory federal rate                           (34)%     34%
               Change in estimated tax basis of assets          214        -
               Tax exempt portion of gain                         -       (2)
               Tax benefit of net operating loss carryforward    20        -
               State tax effect, net of federal benefit           3        3
                                                               -------  -------
                         Effective income tax                   203%      35%

              In 1999, the Company made an election related to the filing of its 1998 income tax return allowing the Company to reduce the tax basis of the property exchanged in 1998 rather than having to recognize taxable income currently. When calculating the estimated tax basis of its assets and the tax provision at December 31, 1998, the election was not taken into account. The election is related to the forgiveness of indebtedness from the restructure of debt in 1996 and resulted in an additional deferral of income taxes in the amount of $1,023,000. This change in estimated tax basis is reflected in the Company's 1999 income tax provision.

              In 1998, the Company paid $228,000 in cash for income taxes. No cash was paid for income taxes in 1999.

note  8 -     Stockholders' Equity

              Common Stock Purchase Warrants

              During 1999 and 1998, the Company had 200,000 Class A Common Stock Purchase Warrants ("Class A Warrants") outstanding. The holders of each Class A Warrant were entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class A Warrant expired unexercised on March 19, 2000.

              During 1999 and 1998, the Company also had 200,000 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. The holders of each Class B Warrant are entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class B Warrants are exercisable through March 19, 2001 and are subject to redemption by the Company at a price of $1.00 per Class B Warrant.

              Preferred Stock

              The Company has authorized the issuance of up to 1,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions, including voting and conversion rights, as determined by the Company's Board of Directors (the Board).

              During 1997, in connection with the satisfaction of certain loans and debt amounting to $293,862, the Company issued 195,907 shares of the Company's authorized preferred shares. The issued preferred shares included 46,666 shares issued to the Chairman of the Board of the Company, who cancelled a loan in the amount of $70,000. The issued preferred shares were designated "Series A Convertible Preferred Stock," with a par value of $0.01 per share. The holders were entitled to receive a cumulative annual dividend of 6% of the stated value ($1.50 per share) on January 1 of each year commencing January 1, 1998, payable in cash or common stock of the Company. Holders of the Series A Preferred Stock had the right to convert each share of their Series A Preferred Stock into the Company's common stock at any time, at a conversion ratio of one share of Series A Preferred Stock for one share of common stock. During 1998, the Company, at a cost of $293,862, redeemed all Series A preferred shares.

              Common Stock Options

              During 1999 and 1998, the Company had various stock options outstanding to certain officers. The following table summarizes the aggregate stock options activity for the years ended December 31, 1999 and 1998:

                                                                   Shares Under
                                                                      Option
                                                                   ------------

                   Outstanding at December 31, 1997                    746,666
                   Grants                                               50,000
                   Exercises                                           (50,000)
                   Cancellations                                       (40,000)
                                                                   -----------
                   Outstanding at December 31, 1998                    706,666
                   Grants                                                    -
                   Exercises                                          (666,666)
                   Cancellations                                             -
                                                                   -----------
                   Outstanding at December 31, 1999                     40,000
                                                                   ===========

              The 50,000 options that were granted and exercised in 1998 were exercised at $0.01 per share. The 666,666 options that were exercised in 1999 were exercised at a price of $0.01 per share. The 40,000 options that remain outstanding as of December 31, 1999, are exercisable at a price of $1.00 per share.

Note  8 -         Stockholders' Equity (Continued)

                  Financial Accounting Standards Board pronouncement FAS No.
              123, "Accounting for Stock-Based Compensation," (FAS 123) requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro-forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. If the 50,000 options granted in 1998 had been valued using the Black-Shoals model based on a 7.5% risk-free rate of return; an expected option life of one year; an expected stock price volatility of 106% and a grant date value of $1.50; the earnings per share would have been $0.01 per share less than that reported in the 1998 consolidated statement of operations.


              Issuance of Common Stock for Services

              During 1999, the Company issued 215,000 shares of its common stock to a consultant in payment for services. The shares were valued at $108,843.

              During 1998, the Company issued 50,000 shares of common stock as payment in connection with legal services provided. The shares were valued at an aggregate amount of $6,250.

              During 1998, the Company issued 20,000 shares common stock as compensation to a key executive. The shares were valued at an aggregate amount of $2,500.

              During 1998, the Company issued 20,000 shares of common stock as compensation to a key executive. The shares were valued at an aggregate amount of $26,250.


Note  9 -     commitments and contingencies

              Franchise Agreement

              The Palmer Inn operates under a franchise agreement with a national hotel franchise system. The agreement provides for, among other things, an annual membership fee, as determined by the franchiser's board of directors. The agreement also requires the Company to pay a royalty fee and reservation fee based on room bookings, net of cancellations. The terms of the franchise agreement expire in November 2000, and renews automatically each year at the discretion of the franchiser. The Company may terminate the franchise agreement at any time without penalty.

              The McLure House also operates under a franchise agreement with a national hotel franchise system. Deferred costs related to the acquisition of the franchise agreement of $19,000 have been recorded as an other asset in the December 31, 1999 consolidated balance sheet, net of accumulated amortization of $106. The franchise agreement provides for, among other things, a monthly royalty and service fee ranging from 6.5% of monthly gross room revenues in the first year to 8.5% by year five of the franchise agreement. The term of the franchise agreement is 15 years.

              Lease as Lessee

              The Company leases the land upon which the Chamberlin Hotel is located through an operating lease contract. The lease provides for minimum lease payments of $6,000 per year through the lease's expiration date in 2037. Total rent expense approximated $6,000 and $500 for the years ended December 31, 1999 and 1998, respectively. The Company has not yet obtained the landlord's approval of the assumption of the lease (See Note 3).

Note  9 -         commitments and contingencies (Continued)


              Lease as Lessor

              The Company leases certain food and beverage and retail concession space to unrelated businesses. The Company receives rents for the leased space on a monthly basis. The scheduled future minimum rents to be received under these leases are approximately as follows:

                                     Year Ending
                                    December 31,                   Amount
                               ------------------------       ---------------

                                        2000                  $    213,000
                                        2001                  $    101,000
                                        2002                  $    102,000
                                        2003                  $     82,000
                                        2004                  $     80,000
                                     Thereafter               $    320,000


              Legal Proceedings

              The Company is engaged in various legal and regulatory proceedings. Management believes that the range of potential loss resulting from these proceedings will fall within the Company's available insurance coverage and that the outcomes of such proceedings will not be material to the Company's consolidated financial position. Additionally, the Company is subject to extensive federal, state and local laws and regulations. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action, including fines and penalties.

              Employment Agreement

              The Company had an employment agreement with one of its officers that expired on October 31, 1999. The agreement provided for a base salary, benefits and stock options.