Form 10QSB
period 2000-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2000-05-15
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [X]      Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2000

      [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075


                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

         Florida                                           65-0616879
         -------                                           ----------
(State or Other Jurisdiction                       (I.R.S Incorporation or
 of Organization)                                Employer Identification Number)

                                 2 Fenwick Road
                                    Suite 100
                           Fort Monroe, Virginia 23651
                           ---------------------------
                     (Address of Principal Executive Office)

                                 (757) 224-5234
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                             Yes [ X ]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of March 31, 2000 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES, INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM. 1  Financial Statements

         Report of Independent Certified Public Accountants                     Page 3

         Condensed consolidated Balance Sheets                                  Pages 4-5
         March 31, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations--                      Page 6
         Three Months Ended March 31, 2000 and March 31, 1999

         Condensed Consolidated Statements of Cash Flows                        Page 7
         Three Months Ended March 31, 2000 and March 31, 1999

         Condensed Notes to Consolidated Financial Statements                   Pages 8-9

ITEM 2 - Management Discussion and Analysis of Financial Condition
                  And Results of Operations                                     Pages 10-12


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings                                                      Page 13

ITEM 2 - Changes in Securities                                                  Page 13

ITEM 3 - Defaults upon Senior Securities                                        Page 13

ITEM 4 - Submission of Matter to Vote of Security Holders                       Page 13

ITEM 5 - Other Information                                                      Page 14

ITEM 6 - Exhibits and Reports on Form 8-K                                       Page 14

               Report of Independent Certified Public Accountants
               --------------------------------------------------


Board of Directors
Pelican Properties, International Corp.
    and Subsidiaries
Fort Monroe, Virginia


We have reviewed the accompanying condensed consolidated balance sheet of Pelican Properties, International Corp. and Subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations, and cash flows for the three-month period then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. These financial statements are the responsibility of the Company's management.

A review of interim financial information consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We previously audited in accordance with generally accepted auditing standards, the Company's consolidated balance sheet as of December 31, 1999, and the related consolidated statement of operations, changes in stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 17, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


Moore Stephens Lovelace, P.A.
Certified Public Accountants


Orlando, Florida
May 12, 2000

                       PELICAN PROPERTIES, INTERNATIONAL CORP.
                                  AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEET
                                  -UNAUDITED-

                                                                                                   March 31          December 31
                                                                                                     2000                1999
                                                                                                     ----                ----
          ASSETS

CURRENT ASSETS
Cash                                                                                       $         45,907          $     69,037
Accounts receivable, net                                                                             43,355                87,290
Supplies                                                                                             56,955                82,974
Prepaid expenses                                                                                     22,582                25,380
Note receivable                                                                                     500,000               500,000
Income taxes refundable                                                                                   -               228,000
Other current assets                                                                                      -                 1,734
                                                                                           ----------------          ------------

                    TOTAL CURRENT ASSETS                                                            668,799               994,415

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $1,138,349 and $921,770                                                      16,491,925            16,653,021

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $19,068 and $14,804                          66,210                70,473
Deferred franchise costs, net of accumulated amortization of $423 and $106                           18,577                18,894
Deposits and other                                                                                   76,149                58,648
                                                                                           ----------------          ------------
                                                                                                    160,936               148,015
                                                                                           ----------------          ------------

                                                                                           $     17,321,660          $ 17,795,451
                                                                                           ================          ============


          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                       $      1,637,951          $  1,638,750
Accounts payable and accrued liabilities                                                          1,160,371             1,125,305
Obligation for renovations                                                                          150,000               150,000
Income taxes payable                                                                                      -               150,000
Other current liabilities                                                                           190,720                41,660
                                                                                           ----------------          ------------

                   TOTAL CURRENT LIABILITIES                                                      3,139,042             3,105,716

OBLIGATION FOR RENOVATIONS                                                                          504,558               496,495

LONG-TERM DEBT, less current maturities                                                           7,347,953             7,347,563

DEFERRED INCOME TAXES                                                                             3,439,000             3,512,000

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
       5,975,851 shares issued and outstanding                                                        5,975                 5,975
Additional paid-in capital                                                                        3,393,216             3,393,216
Accumulated deficit                                                                                (508,084)              (65,513)
                                                                                           ----------------          ------------

                   TOTAL STOCKHOLDERS' EQUITY                                                     2,891,107             3,333,678
                                                                                           ----------------          ------------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $     17,321,660          $ 17,795,451
                                                                                           ================          ============


                    PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  -UNAUDITED-

                                                                                                   THREE MONTHS ENDED
                                                                                                   ------------------
                                                                                       MARCH 31                       MARCH 31
                                                                                         2000                           1999
                                                                                         ----                           ----
REVENUES
Rooms                                                                               $       997,200               $       975,281
Food and beverage                                                                           230,956                       230,747
Rental Income                                                                               113,336                        85,396
Other                                                                                        87,973                       114,911
                                                                                    ---------------               ---------------

          TOTAL REVENUES                                                                  1,429,465                     1,383,105
                                                                                    ---------------               ---------------

COSTS AND EXPENSES
Rooms                                                                                       309,168                       330,761
Food and beverage                                                                           271,922                       246,593
Other operating expenses                                                                    649,891                       610,193
Corporate expenses                                                                          300,819                       267,124
Sales and marketing expenses                                                                139,809                        98,443
Interest expense                                                                            202,268                       226,394
Depreciation and amortization                                                               221,159                       206,156
                                                                                    ---------------               ---------------
          TOTAL COSTS AND EXPENSES                                                        2,095,036                     1,985,664
                                                                                    ---------------               ---------------

          LOSS BEFORE INCOME TAXES                                                         (665,571)                     (602,559)

INCOME TAX BENEFIT                                                                          223,000                       226,742
                                                                                    ---------------               ---------------

          LOSS BEFORE EXTRAORDINARY ITEM                                                   (442,571)                     (375,817)

EXTRAORDINARY ITEM, net of taxes                                                                  -                       311,848
                                                                                    ---------------               ---------------
          NET LOSS                                                                  $      (442,571)              $       (63,969)
                                                                                    ===============               ===============

BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE:
  Loss before extraordinary item                                                    $        (0.074)              $        (0.074)
                                                                                    ---------------               ---------------
Extraordinary item                                                                  $             -               $         0.061
                                                                                    ---------------               ---------------
Net loss                                                                            $        (0.074)              $        (0.013)
                                                                                    ===============               ===============

                                       6

                    PELICAN PROPERTIES, INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  -UNAUDITED-

          For The Three Months Ended March 31, 2000 and March 31, 1999

                                                                                         MARCH 31                       MARCH 31
                                                                                           2000                           1999
                                                                                     ---------------               ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                             $      (442,571)              $        (63,969)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and Amortization                                                                221,159                        206,156
Extraordinary gain on forgiveness of debt                                                          -                       (500,000)
Deferred income taxes                                                                        (73,000)
Change in:
              Investments                                                                          -                        857,585
Accounts receivable                                                                           43,935                        126,789
Inventories                                                                                   26,019                           (364)
Prepaid expenses                                                                               2,798
Other receivables                                                                                                           222,968
Income taxes refundable                                                                      228,000
Other assets                                                                                 (15,767)                        48,529
Accounts payable and accrued expenses                                                         35,066                       (272,317)
Other current liabilities                                                                    149,060                        148,335
Income taxes payable                                                                        (150,000)
Other liabilities                                                                              8,063                        (38,592)
                                                                                     ---------------                ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     32,762                        735,120


CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                  (55,483)                      (266,088)


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                         (409)                      (262,827)

                                                                                     ---------------                ---------------
                    NET (INCREASE) DECREASE IN CASH                                          (23,130)                       206,205

CASH AT BEGINNING OF PERIOD                                                                   69,037                        121,623
                                                                                     ---------------                ---------------

CASH AT END OF PERIOD                                                                $        45,907                $       327,828
                                                                                     ===============                ===============

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein has been reviewed, but is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1999. The accompanying condensed consolidated financial statements should be read in conjuction with the 1999 financial statements which can be found in the Company's annual report on form 10-KSB for 1999.

The March 31, 2000 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., McLure House Hotel & Conference Center, LLC, and Purchasing Concepts, Inc. All inter-company and related transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

Basic and diluted earnings per share amounts are equal because the company has a loss from continuing operations and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

NOTE 3 - YEAR 2000
------------------

The Securities and Exchange Commission has issued Staff Legal bulletin No. 5 (CF/IM) stating that public operating companies should consider whether there will be any anticipated costs, problems and uncertainties associated with the year 2000 issue, which affects many existing computer programs that use only two digits to identify a year in the date field. The Company anticipates that its continuing business operations will electronically interact with third parties minimally and the issues raised by Staff Legal Bulletin No. 5 are not applicable in any material way to the Company's business or operations. There have been no problems with Year 2000 issues.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                  (Continued)


NOTE 4 - CURRENT DEBT MATURITY
------------------------------

Current maturities of the Long Term debt include the obligation to the former owner of the Chamberlin Hotel pursuant to a mediated settlement agreement dated February 8, 2000 (See Part II, Item 1).

NOTE 5- SUBSEQUENT EVENTS AND CONTINGENCIES
-------------------------------------------

REFINANCE OF MORTGAGE NOTE
--------------------------

The mortgage for the Palmer Inn will be due in late May, 2000. The Company has secured a re-financing commitment with a major lending institution. Closing for the re-financing is expected by mid-May, 2000.

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

The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. This objective was realized in 1998 with the sale of Sunshine Key and the purchase of three hotels in the mid-Atlantic region. The Company took advantage of tax deferral strategies through a 1031 Exchange Account. Details of such transactions have been disclosed in prior 10-QSB reports filed in 1999, and the 10-KSB for 1999.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                  (Continued)


Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------
for Continuing Operations
-------------------------

For the period ended March 31, 2000, total revenues were $1,429,465 as compared to $1,383,105 in 1999. Cost of Revenues was $581,090 in the period ended March 31, 2000 as compared to $577,354 in 1999. The Gross Profit in the period ended March 31, 2000 was $848,375 as compared to $805,751 in 1999. All changes in revenues, cost of revenues and gross profit were attributable to increases in hotel occupancy and hotel rates; expenses increased proportionately to such operational increases.

Total Operating expenses increased to $649,891 in the period ended March 31, 2000 from $610,193 in 1999. Corporate Office expenses increased in the period ended March 31, 2000 to $300,819 from $267,124 in 1999. Sales and Marketing expenses increased in the period ended March 31, 2000 to $139,809 from $98,443 in 1999. Interest expense decreased in the period ended March 31, 2000 to $202,268 from $226,394 in 1999. Depreciation and amortization expense increased for the period ended March 31, 2000 to $221,159 from $206,156 in 1999. Increases in expenses (such as utilities, staffing, and supplies) from 1999 are attributable to related increases in occupancy and hotel services, cost of sales and marketing materials and sales related travel; also, sales department staffing was not completed until approximately June of 1999 resulting in a salary savings of about $13,000 for the first quarter of that year. The decrease in interest is be attributable to the restructure of the Chamberlin hotel debt as part of the legal agreement arrived at in February (see discussion under Part II, Item 1, Legal Proceedings). Increases in depreciation are attributable to increases in capital equipment during 1999.

Loss before Income Taxes was $665,571 in the period ended March 31, 2000 as compared to $602,559 in 1999. Net Loss was $442,571 in the period ended March 31, 2000 as compared to $63,969 in 1999. The increase in Net Loss results primarily from an Extraordinary Gain of $311,848 in 1999.

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency increased from December 31, 1999 by $358,942. This increase is due to seasonal fluctuations typical for the hotel industry in the mid-Atlantic region; usual business volume for hotels in the Company's current markets have slowdowns during the first quarter.

At March 31, 2000 the Company had net accounts receivable of $43,355 as compared to $164,009 at March 31, 1999. This change is attributable to an adjustment of Allowance for Bad Debts to $157,976 late in 1999 as compared to $30,000 in the first quarter of 1999. At March 31, 2000 the Company had accounts payable and accrued expenses of $1,160,371 as compared to $1,125,305 at March 31, 1999.

            PELICAN PROPERTIES, INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2000
                                  (Continued)


ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

Management continues to anticipate an increase in revenues at all three properties through the end of 2000 (as evidenced in the first quarter). Management continues to believe that the implementation of its central management operation will produce decreases in management expenses incurred at all hotel operations. The Company believes that this self-management approach will create savings in the overall management costs as opposed to the use of management companies. Included in this approach are accounting, sales and marketing, purchasing, and legal counsel.

Palmer Inn remains within the average rate of comparable hotels in its current market. The Palmer Inn is expected to begin construction of a 22 room suite wing by June, 2000, that will be completed by the first part of 2001.

The McLure House Hotel is continuing its conversion to a Ramada Plaza Hotel. Current emphasis is upon all common areas such as the lobby, exterior and other public areas, corridors, meeting and ballroom space. The restaurant lease is expected to be finalized in May, 2000. Overtures with the City of Wheeling regarding the building of a Convention/Expo Center across the street from the Ramada Plaza will continue throughout the year.

The Chamberlin Hotel is expected to begin renovations in the Spring, 2000. The initial construction will cover the public areas such as the lobby, selected meeting space, restaurant and lounge, selected corridors, and one floor of guestrooms. In mid June the hotel will host the media covering Op Sail 2000, an event involving several hundred sailing vessels from around the world. Between
1.5 and 2 million visitors are expected to attend this 4-day event.

The Company is continuing its investigation into several Internet opportunities that it believes has a synergystic relationship to the existing business. It is the hope of management that inclusion of Internet diversification will have a positive effect on the value of the Company's stock.

New Subsidiaries
----------------

The Company has (as of March 2000) created a new division, Purchasing Concepts, Inc., for the purpose of handling turnkey design, purchasing and installation for both in-house and outside hospitality related projects. The President of Purchasing and Design for the new division, Ms. Sheri Rountree, has extensive experience in the hospitality industry with projects ranging from renovation to new construction and expects to be very busy in the coming months as the Company adds its own projects to her schedule. The Company plans extensive renovations to the Chamberlin Hotels, as well as commencing the up-coming construction of 22 new guest suites to the Palmer Inn.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

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

Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K


Financial Data Schedule (for SEC use only)


        Reports on Form 8-K

Change of Auditor's filed on February 4, 2000. Anticipated Filing date for 10-KSB filed on April 19, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties, International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE:                ,2000              By: /s/ C. John Knorr
         -----------                        ---------------------
                                            C. John Knorr, Chairman