Form 10QSB
period 2000-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2000-08-15
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2000

      [    ]   Transition Report Under Section 13 or 15(d) of
               the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                          Florida                                    65-0616879
                          -------                                    ----------
       (State or Other Jurisdiction of Organization)          (IRS Incorporation or
                                                         Employer Identification Number)

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

                           Yes  [ X ]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of August 14, 2000, 2000 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents


PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed Consolidated Balance Sheets                                   Page 3
         June 30, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations--                       Page 4
         Three Months and Six Months Ended June 30, 2000 and June 30, 1999

         Condensed Consolidated Statements of Cash Flows                         Page 5
          Six Months Ended June 30, 2000 and June 30, 1999

         Condensed Notes to Consolidated Financial Statements                    Page 6 - 7

ITEM 2 - Management Discussion and Analysis of Financial Condition
                  And Results of Operations                                      Pages 8 - 9


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings                                                       Page 10

ITEM 2 - Changes in Securities                                                   Page 11

ITEM 3 - Defaults upon Senior Securities                                         Page 11

ITEM 4  - Submission of Matter to Vote of Security Holders                       Page 11

ITEM 5 - Other Information                                                       Page 11

ITEM 6 - Exhibits and Reports on Form 8-K                                        Page 11

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30            December 31
                                                                                          2000                  1999
                                     ASSETS                                             Unaudited
CURRENT ASSETS
Cash                                                                                     $ 109,819             $ 69,037
Accounts receivable, net                                                                   111,218               87,290
Supplies                                                                                    92,887               82,974
Prepaid expenses                                                                            49,657               25,380
Note receivable                                                                            500,000              500,000
Income tax refundable                                                                            -              228,000
Other current assets                                                                             -                1,734
                                                                              ------------------------------------------

                                                       TOTAL CURRENT ASSETS                863,581              994,415

PROPERTY AND EQUIPMENT, net of accumulated                                              16,422,015           16,653,021
depreciation and amortization of $1,420,405 and $921,770

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $18,324 and $14,804                 66,953               70,473
Deferred franchise costs, net of accumulated amortization of $529 and $106                  18,471               18,894
Deposits and other                                                                         121,995               58,648
                                                                              ------------------------------------------
                                                                                           207,419              148,015
                                                                              ------------------------------------------

                                                                                      $ 17,493,015         $ 17,795,451
                                                                              ==========================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                   $ 1,637,951          $ 1,638,750
Accounts payable and accrued liabilities                                                 1,525,928            1,125,305
Obligation for renovations                                                                 150,000              150,000
Income taxes payable                                                                        77,000              150,000
Other current liabilities                                                                        -               41,660
                                                                              ------------------------------------------

                                                  TOTAL CURRENT LIABILITIES              3,390,879            3,105,715


OBLIGATION FOR RENOVATIONS                                                                 504,558              496,495

LONG-TERM DEBT, less current maturities                                                  7,347,535            7,347,563

DEFERRED INCOME TAXES                                                                    3,285,000            3,512,000

STOCKHOLDER'S EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or outstanding Common
Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                                    5,975                5,975
Additional paid-in capital                                                               3,393,216            3,393,216
Accumulated deficit                                                                       (434,148)             (65,513)

                                                 TOTAL STOCKHOLDERS' EQUITY              2,965,043            3,333,678
                                                                              ------------------------------------------

                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 17,493,015         $ 17,795,451
                                                                              ==========================================


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                         JUNE 30               JUNE 30            JUNE 30               JUNE 30
                                                           2000                  1999              2000                   1999
                                                        Unaudited                                Unaudited
REVENUES
Rooms                                                  $ 1,616,514           $ 1,529,879        $ 2,610,822           $ 2,358,554
Food and beverage                                          450,857               488,769            679,930               669,558
Rental income                                              101,902                64,557            204,396               158,264
Other                                                      123,686                21,423            227,278               301,357
                                                   ---------------- ---------------------  ----------------- ---------------------

                                   TOTAL REVENUES        2,292,959             2,104,628          3,722,426             3,487,733
                                                   ---------------- ---------------------  ----------------- ---------------------


COST AND EXPENSES
Rooms                                                      368,569               476,164            677,737               685,178
Food and beverage                                          378,569               282,312            650,956               683,119
Other operating expenses                                   681,430               853,705          1,330,589             1,471,407
Corporate expenses                                         293,121               301,058            593,937               626,649
Sales and marketing expenses                               130,265               270,424            270,072               270,424
Interest expense                                           198,520               114,941            400,788               341,335
Depreciation and amortization                              244,824               218,831            466,257               424,987
                                                   ---------------- ---------------------  ----------------- ---------------------

                         TOTAL COSTS AND EXPENSES        2,295,297             2,517,435          4,390,336             4,503,099
                                                   ---------------- ---------------------  ----------------- ---------------------

                         LOSS BEFORE INCOME TAXES           (2,339)             (412,807)          (667,910)           (1,015,366)


INCOME TAX BENEFIT                                               0              (155,340)          (223,000)             (382,082)
                                                   ---------------- ---------------------  ----------------- ---------------------

                   LOSS BEFORE EXTRAORDINARY ITEM           (2,339)             (257,467)          (444,910)             (633,284)

EXTRAORDINARY ITEM, net of taxes                                                                                          311,850

                                         NET LOSS         $ (2,339)           $ (257,467)        $ (444,910)           $ (321,434)
                                                   ================ =====================  ================= =====================


BASIC AND DILUTED LOSS
PER COMMON SHARE:

Loss before extraordinary item                               $0.00                -$0.05             -$0.07                -$0.12
                                                   ---------------- ---------------------  ----------------- ---------------------
Extraordinary item                                           $0.00                 $0.00              $0.00                -$0.06
                                                   ---------------- ---------------------  ----------------- ---------------------
Net Loss                                                     $0.00                -$0.05             -$0.07                -$0.06
                                                   ================ =====================  ================= =====================


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Six Months Ended June 30, 2000 and June 30, 1999                                  Unaudited
                                                                                        June 30, 2000           June 30, 1999
                                                                               -----------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                   $ (444,910)             $ (321,434)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization                                                                 466,257                 424,987
Extraordinary Gain on Forgiveness of Debt                                                           0                (500,000)
Deferred Income Taxes                                                                         (73,000)               (155,340)
Changes in:
Accounts receivable                                                                           (23,928)              1,056,956
Inventory                                                                                      (9,913)                 42,969
Prepaid expenses                                                                              (24,277)                 13,001
Tax refund receivable                                                                         228,000
Other receivables                                                                                                     224,047
Other assets                                                                                  (57,670)               (173,241)
Accounts payable and accrued expenses                                                         400,622                 410,519
Other current liabilities                                                                     (42,459)                 20,309
Income taxes payable                                                                         (150,000)                (38,592)
Other liabilities                                                                               8,063                       -
                                                                               -----------------------------------------------

                                     NET CASH PROVIDED BY OPERATING ACTIVITIES                276,785               1,004,181

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                  (235,975)               (625,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                           (28)               (303,555)
Proceeds from issuance of common stock                                                              0                 136,667
                                                                               -----------------------------------------------

                                                              NET CASH USED IN
                                                          FINANCING ACTIVITIES                    (28)               (166,888)
                                                                               -----------------------------------------------


                                                          NET INCREASE IN CASH                 40,782                 211,695


CASH AT BEGINNING OF PERIOD                                                                    69,037                 121,623
                                                                               -----------------------------------------------


CASH AT END OF PERIOD                                                                       $ 109,819               $ 333,318
                                                                               ===============================================


             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1999. The accompanying condensed consolidated financial statements should be read in conjuction with the 1999 financial statements which can be found in the Company's annual report on form 10-KSB for 1999.

The June 30, 2000 condensed consolidated financial statements include the accounts of Pelican Properties, International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., McLure House Hotel & Conference Center, LLC, and Purchasing Concepts, Inc. (the "Company"). All inter-company and related party transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

Basic and diluted loss per share amounts are equal because the Company has a loss from continuing operations and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

NOTE 3 - CURRENT DEBT MATURITY
------------------------------

Current maturities of the Long Term debt include the obligation to the former owner of the Chamberlin Hotel pursuant to a mediated settlement agreement dated February 8, 2000, and revised on July 6, 2000 (See Part II, Item 1).

NOTE 4- SUBSEQUENT EVENTS AND CONTINGENCIES
-------------------------------------------

REFINANCE OF MORTGAGE NOTE

The mortgage note for Palmer Inn was refinanced on July 21, 2000. A new mortgage note ("Note"), payable to a financial institution, requires monthly payments of principal, interest and taxes beginning August 20, 2000. The Note charges interest at a rate of 9.75%, amortized over 25 years, with any unpaid principal and interest payable in full on July 21, 2005. The Note is collateralized by the property and equipment of Palmer Inn and guaranteed by the Company's chairman.

NOTE 5 - OPERATIONS
-------------------

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company reported a net loss of $444,910 for the six months ended June 30, 2000, and had a working capital deficiency and accumulated deficit of approximately $2,500,000 and $430,000, respectively. The continuation as a going concern is dependent upon management's ability to refinance current maturities of the Company's borrowings on a long-term basis, including the mediated settlement agreement between the Company and the former owner of The Chamberlin hotel due September 15, 2000 (see
Part II - Other Information, Item 1. Legal Proceedings), to generate additional revenues from the 22-room addition to the Palmer Inn scheduled to begin early 2001, and to increase bookings from sales and marketing initiatives. No assurance can be given that the Company will be able to obtain additional equity or debt financing to meet its maturing obligations, or that the terms of such financing or equity infusion would be on terms favorable to the Company. If the Company is unable to obtain favorable financing terms, it may have an adverse impact on the Company.

Item 1   Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

The Company's primary objective is the management of held assets and the acquisition and management of additional hotel properties. This objective was realized in 1999 with the sale of Sunshine Key and the purchase of three hotels in the mid-Atlantic region. The Company took advantage of tax deferral strategies through a 1031 Exchange Account. Details of such transactions have been disclosed in prior 10-QSB reports filed in 1999, and the 10-KSB for 1999.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999 for
-----------------------------------------------------------------------------
Operations
----------

For the six month period ended June 30, 2000, total revenues were $3,722,426 as compared to $3,487,733 in 1999. Cost of Revenues was $1,328,693 in the six month period ended June 30, 2000 as compared to $1,368,297 in 1999. The Gross Profit in the six month period ended June 30, 2000 was $2,393,733 as compared to $2,119,436 in 1999.

Total Operating expenses decreased to $1,330,589 in the six month period ended June 30, 2000 from $1,471,407 in 1999. Corporate Office expenses decreased in the six month period ended June 30, 2000 to $593,937 from $626,649 in 1999. Sales and Marketing expenses decreased in the six month period ended June 30, 2000 to $270,072 from $270,424 in 1999. Interest expense increased in the six month period ended June 30, 2000 to $400,788 from $341,335 in 1999. Depreciation and amortization expense increased for the six month period ended June 30, 2000 to $466,257 from $424,987 in 1999. The increase in interest is to be attributable to the restructuring of the Chamberlin hotel's debt as part of the legal agreement reached in February (see discussion under Part II, Item 1, Legal Proceedings). Increases in depreciation are attributable to increases in capital equipment during 2000.

Loss before Income Taxes was $667,910 in the six month period ended June 30, 2000 as compared to $1,015,366 in 1999. Net Loss was $444,910 in the six month period ended June 30, 2000 as compared to $321,434 in 1999. The decrease in Net Loss results primarily from increased revenues and decreased expenses for the second quarter of 2000.

Liquidity and Capital Resources
-------------------------------

The Company's working capital deficiency increased from December 31, 1999 by $415,998. This increase is due to the financing of several capital improvement projects through operations.

At June 30, 2000 the Company had net accounts receivable of $111,218 as compared to $247,829 at June 30, 1999. This change is attributable to increase collection efforts at the hotel level and an adjustment for Bad Debt allowance at year-end of 1999. At June 30, 2000 the Company had accounts payable and accrued expenses of $1,525,928 as compared to $1,005,420 at June 30, 1999.


ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

Management continues to anticipate an increase in revenue at all three properties through the end of 2000 (as evidenced in the first and second quarters). Management feels that the implementation of its central management operation has produced decreases in management expenses incurred at all hotel operations, as evidenced in the financial statements. The Company continues to believe that this self-management approach will create savings in the overall management costs as opposed to the use of management companies.

Palmer Inn remains within the average rate of comparable hotels in its current market. The Palmer Inn is expected to begin construction of a 22-room suite wing by January 2001.

The McLure House Hotel has completed the first phase of its conversion to a Ramada Plaza Hotel. The second phase will involve all common areas such as the lobby, exterior and other public areas, corridors, meeting and ballroom space. The restaurant lease is expected to be finalized within the third quarter. Overtures with the City of Wheeling regarding the building of a Convention/Expo Center across the street from the Ramada Plaza will continue throughout the year.

The Chamberlin Hotel has completed minor renovations. This renovation has covered public areas such as the lobby, selected meeting space, and some items in the restaurant and lounge. Results from the OpSail 2000 event were very favorable, enabling the hotel to have increases in room occupancy and revenues for the month of June, 2000.

The Company is continuing its investigation into several Internet opportunities that it believes has a synergistic relationship to the existing business. It is the hope of management that inclusion of Internet diversification will have a positive effect on the value of the Company's stock.

PART II - OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings

In June, 1999, the Company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James
C. Barggren, Chamberlin Hotel, L.L.C., and The Chamberlin Hotel Company in the Circuit Court for the City of Hampton, State of Virginia. When Ohio Key purchased The Chamberlin Hotel, Ohio Key assumed two notes in the aggregate principal amount of $3,000,000 payable to The Chamberlin Hotel Company, which were secured by two deeds of trust. Said notes were paid, in full, on or about February 4, 1999. Despite such payment, The Chamberlin Hotel Company assigned the two deeds of trust to JCB Financial Corporation. Subsequent to such assignment, JCB Financial Corporation refused to satisfy said deeds of trust in the public records. Ohio Key filed the subject litigation (i) to have the two deeds of trust judicially determined to be satisfied and discharged, and (ii) to obtain a determination as to what amounts of money, if any, are owed by Ohio Key to James C. Barggren and his affiliates (collectively, "Barggren"). On or about December 1999, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between the litigants. On February 8, 2000, the parties signed a Mediated Settlement Agreement, which settled and resolved all pending claims between the parties. Pursuant to such Mediated Settlement Agreement, Barggren agreed to release the existing deeds of trust encumbering The Chamberlin Hotel; Ohio Key agreed (i) to immediately pay Barggren the sum of $80,000, (ii) to execute and deliver to Barggren a deed of trust note in the principal amount of $1,550,000 and, if the Report shows that Barggren is indebted to Ohio Key, such indebtedness is to be offset and deducted from the aforementioned principal sum, (iii) to execute and deliver a deed of trust securing the aforementioned deed of trust note, and (iv) if the Report shows that Ohio Key is indebted to Barggren, then Ohio Key is obligated to pay such indebtedness to Barggren. Further, the parties agreed to jointly dismiss this litigation. Ohio Key paid to Barggren the aforementioned payment in the amount of $80,000. Thereafter, a dispute arose between the parties concerning the interpretation of certain provisions of the Mediated Settlement Agreement. On July 6, 2000, the Court entered a Consent Order confirming the Mediated Settlement Agreement and such Consent Order further provides, among other things, that (I) Ohio Key execute a standard form of deed of trust and promissory note in the amount of $1,550,000, with interest at the rate of ten percent (10%) payable $20,000 per month, principal and interest on or before the fifth day of the month beginning August 5, 2000 until September 15, 2000 when all accrued interest and principal shall be due and payable in full, (ii) in the event Ohio Key fails to pay such promissory note in full by September 15, 2000, the principal balance shall be the sum of $1,627,500 less any principal theretofore paid, (iii) Barggren shall cause to be released within forty-eight
(48) hours the recordation of the aforementioned new deed of trust and promissory note, the two deeds of trust which secured the two notes in the aggregate principal amount of $3,000,000 payable to The Chamberlin Hotel Company, (iv) at such time as Ohio Key pays off the note for $1,550,000 the closing agent shall retain in escrow the sum of $100,000 from the funds due Barggren under such note to be applied to any indebtedness within thirty (30) days of the report or, if Barggren disputes such indebtedness, Barggren shall pay the amount due, if any, within thirty (30) days of arbitration decision,
(vi) if the report shows that Ohio Key owes any sums to Barggren, Ohio Key shall pay such indebtedness within thirty (30) days of the Report or, if Ohio Key disputes such indebtedness, Ohio Key shall pay the amount due, if any, within thirty (30) days of an arbitration decision, and (vii) Ohio Key is responsible for completing all improvements of the Chamberlin Hotel required by the Army Corps of Engineers to effectuate the Army's consent to the assignment of the land lease from the Chamberlin Hotel, LLC to Ohio Key. The Report was delivered to the parties on or about July 28, 2000 and such Report shows that Barggren owes Ohio Key the sum $265,678.88.

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





                                     PELICAN PROPERTIES, INTERNATIONAL, CORP.



DATE: August 15, 2000                By: /s/ C. John Knorr
                                         -------------------------------------
                                             C. John Knorr, Chairman