Form 10QSB
period 2000-09-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2000-11-13
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2000

      [    ]   Transition Report Under Section 13 or 15(d) of
               the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  Florida                              65-0616879
                  -------                              -----------
       (State or Other Jurisdiction           (IRS Incorporation or Employer
             of Organization)                    Identification Number)

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

                           Yes   [ X ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of October 31, 2000 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed Consolidated Balance Sheets                     Pages 3 - 4
         September 30, 2000 and December 31, 1999

         Condensed Consolidated Statements of Operations--         Page 5
         Three Months and Nine Months Ended September 30, 2000
         and September 30, 1999

         Condensed Consolidated Statements of Cash Flows           Pages 6 - 7
         Nine Months Ended September 30, 2000 and
         September 30, 1999

         Condensed Notes to Consolidated Financial Statements      Page 7 - 8

ITEM 2 - Management Discussion and Analysis of Financial Condition
                  And Results of Operations                        Pages 9 - 10


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

ITEM 3 - Defaults upon Senior Securities                           Page 12

ITEM 4  - Submission of Matter to Vote of Security Holders         Page 12

ITEM 5 - Other Information                                         Page 12

ITEM 6 - Exhibits and Reports on Form 8-K                          Page 12

                   PELICAN PROPERTIES INTERNATIONAL CORP.
                              AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       September 30          December 31
                                                                                           2000                  1999
                                   ASSETS                                               Unaudited
                                                                                        ----------
CURRENT ASSETS
Cash                                                                                    $   238,390          $    69,037
Accounts receivable, net                                                                    160,923               87,290
Supplies                                                                                     47,937               82,974
Prepaid expenses                                                                             42,216               25,380
Note receivable                                                                                  --              500,000
Income tax refundable                                                                            --              228,000
Other current assets                                                                          2,997                1,734
                                                                                        -----------          -----------
                                                        TOTAL CURRENT ASSETS                492,463              994,415

PROPERTY AND EQUIPMENT, net of accumulated                                               16,395,341           16,653,021
depreciation and amortization of $1,634,572 and $921,770

OTHER ASSETS

Deferred loan costs, net of accumulated amortization of $6,667 and $14,804                  153,333               70,473
Deferred franchise costs, net of accumulated amortization of $794 and $106                   18,100               18,894
Deposits and other                                                                          309,333               58,648
                                                                                        -----------          -----------
                                                                                            480,766              148,015
                                                                                        -----------          -----------
                                                                TOTAL ASSETS            $17,368,570          $17,795,451
                                                                                        ===========          ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                    $ 1,757,381          $ 1,638,750
Accounts payable and accrued liabilities                                                  1,240,716            1,125,305
Obligation for renovations                                                                  150,000              150,000
Income taxes payable                                                                             --              150,000
Other current liabilities                                                                        --               41,660
                                                                                        -----------          -----------
                                                   TOTAL CURRENT LIABILITIES              3,148,097            3,105,715


OBLIGATION FOR RENOVATIONS                                                                  504,558              496,495

LONG-TERM DEBT, less current maturities                                                   7,509,946            7,347,563

DEFERRED INCOME TAXES                                                                     3,435,000            3,512,000


STOCKHOLDER'S EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or
outstanding                                                         -                                        -
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                                     5,975                5,975
Additional paid-in capital                                                                3,393,216            3,393,216
Accumulated deficit                                                                        (628,222)             (65,513)

                                                  TOTAL STOCKHOLDERS' EQUITY              2,770,969            3,333,678
                                                                                        -----------          -----------

                                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $17,368,570          $17,795,451
                                                                                        ===========          ===========

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  THREE MONTHS ENDE             NINE MONTHS ENDED
                                                                             ----------------------------       -----------------
                                                       September 30         September 30        September 30       September 30
                                                           2000                1999                2000                1999
                                                         Unaudited           Unaudited          Unaudited           Unaudited
                                                       ----------            ----------         ----------         ----------
REVENUES
Rooms                                                  $1,719,959            $1,668,723         $4,330,781         $4,027,279
Food and beverage                                         527,112               417,656          1,207,042          1,188,117
Rental income                                             105,012                51,011            309,408            153,486
Other                                                      78,977               217,520            306,255            442,028
                                                       ----------            ----------         ----------         ----------

                                   TOTAL REVENUES       2,431,060             2,354,910          6,153,486          5,810,910
                                                       ----------            ----------         ----------         ----------


COST AND EXPENSES
Rooms                                                     381,973               382,726          1,059,710          1,067,897
Food and beverage                                         492,526               329,417          1,143,482          1,040,012
Other operating expenses                                  827,674               739,907          2,158,263          1,127,796
Corporate office expenses                                 274,094               226,302            868,031          1,877,297
Sales and marketing expenses                              121,667               158,477            391,739            428,871
Interest expense                                          208,380               330,850            609,168            672,185
Depreciation and amortization                             246,545               217,354            712,802            642,341
                                                       ----------            ----------         ----------         ----------

                         TOTAL COSTS AND EXPENSES       2,552,859             2,385,033          6,943,195          6,856,399
                                                       ----------            ----------         ----------         ----------

                         LOSS BEFORE INCOME TAXES        (121,799)              (30,123)          (789,709)        (1,045,489)


INCOME TAX BENEFIT                                             --               (11,336)          (227,000)          (393,418)
                                                       ----------            ----------         ----------         ----------

                   LOSS BEFORE EXTRAORDINARY ITEM        (121,799)              (18,787)          (562,709)          (652,071)

EXTRAORDINARY ITEM, net of taxes                               --                    --                 --            311,850

                                         NET LOSS       $(121,799)            $ (18,787)         $(562,709)         $(340,221)
                                                        =========             =========          =========          =========


BASIC AND DILUTED LOSS
PER COMMON SHARE:

Loss before extraordinary item                         $   (0.02)              $(0.003)            $(0.09)         $    (0.12)
                                                       ----------            ----------         ----------         ----------
Extraordinary item                                             --                    --                 --               0.06
                                                       ----------            ----------         ----------         ----------
Net Loss                                               $   (0.02)            $  (0.003)         $   (0.09)         $    (0.06)
                                                       =========             =========          =========          =========

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                                    ---------


For the Nine Months Ended September 30, 2000 and September 30, 1999

                                                                                            September 30,        September 30,
                                                                                                2000                 1999
                                                                                             -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                     $  (562,709)         $  (340,211)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization                                                                    712,802               642,341
Extraordinary gain on forgiveness of debt                                                             --              (500,000)
Changes in:
    Investments                                                                                       --             1,082,488
    Accounts receivable                                                                          (73,633)              100,984
    Inventory                                                                                     35,037
                                                                                                                        18,142

    Prepaid expenses                                                                             (16,836)                   --
    Tax refund receivable                                                                        228,000
                                                                                                                            --
    Note receivable                                                                              500,000
                                                                                                                            --
    Other receivables                                                                                 --               224,047
    Other current assets                                                                          (1,263)
                                                                                                                           --
    Other assets, net                                                                           (332,751)             (186,365)
    Accounts payable and accrued expenses                                                        234,841               438,892
    Other current liabilities                                                                    (41,660)              (62,587)
    Deferred tax liabilities                                                                     (77,000)             (166,676)
    Income taxes payable                                                                        (150,000)              (38,592)
    Other liabilities                                                                              8,063
                                                                                                                            --
                                                                                             -----------            ----------

                          NET CASH PROVIDED BY OPERATING ACTIVITIES                              462,891             1,212,463

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                     (455,122)             (830,517)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                                                       5,101,584                    --
Repayment of borrowings                                                                       (4,940,000)             (344,024)
Proceeds from issuance of common stock                                                                --               136,667
                                                                                             -----------            ----------

                                                    NET CASH PROVIDED BY  (USED IN)
                                                               FINANCING ACTIVITIES              161,584              (207,357)
                                                                                             -----------          ------------


                                                               NET INCREASE IN CASH              169,353               174,589


CASH AT BEGINNING OF PERIOD                                                                       69,037               121,623
                                                                                             -----------          ------------


CASH AT END OF PERIOD                                                                        $   238,390          $    296,212
                                                                                             ===========          ============

             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 1999. The accompanying condensed consolidated financial statements should be read in conjuction with the 1999 financial statements which can be found in the Company's annual report on form 10-KSB for 1999.

The September 30, 2000 condensed consolidated financial statements include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., McLure House Hotel & Conference Center, LLC, Purchasing Concepts, Inc., and Vintage Hotels Corporation (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE

Basic and diluted loss per share amounts are equal because the Company has a loss from continuing operations and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

NOTE 3 - LONG TERM DEBT

Current maturities of the Long Term debt include the obligation to the former owner of the Chamberlin Hotel pursuant to a mediated settlement agreement dated February 8, 2000, and revised on July 6, 2000. This debt has been retired as of October 13, 2000. Activity related to this obligation will be reflected in the fourth quarter (See Part II, Item 1).

The mortgage note for Palmer Inn was refinanced on July 21, 2000. A new mortgage note ("Note"), payable to a financial institution, requires monthly payments of principal, interest and taxes beginning August 20, 2000. The Note charges interest at a rate of 9.75%, amortized over 25 years, with any unpaid principal and interest payable in full on July 21, 2005. The Note is collateralized by the property and equipment of the Palmer Inn.

NOTE 4 - SUBSIQUENT EVENT

The Chamberlin Hotel was refinanced on October 13, 2000. A new Mortgage note ("Note"), payable to a financial institution, requires monthly payments of interest and taxes beginning in the fourth quarter of 2000. The Note charges a market rate of interest and matures during 2001. The Note is collateralized by the property and equipment of the Chamberlin Hotel.

NOTE 5 - OPERATIONS

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company reported a net loss of $562,709 for the nine months ended September 30, 2000, and had a working capital deficiency and accumulated deficit of approximately $2,655,634 and $628,222, respectively, as of September 30, 2000. The continuation as a going concern is dependent upon management's ability to generate additional revenues from the 22-room addition to the Palmer Inn scheduled to begin early 2001, and to increase overall bookings from sales and marketing initiatives. No assurance can be given that the Company will be able to obtain additional equity or debt financing to meet its maturing obligations, expansion and renovation needs, or that the terms of such financing or equity infusion would be on terms favorable to the Company. If the Company is unable to obtain favorable financing terms, it may have an adverse impact on the Company.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999 for Operations

For the nine month period ended September 30, 2000, total revenues were $6,153,486 as compared to $5,810,910 in 1999. Total costs and expenses were $6,943,195 for the nine month period ended September 30, 2000 as compared to $6,855,166 in 1999. The Gross Profit in the nine month period ended September 30, 2000 was $3,950,294 as compared to $3,703,011 in 1999.

Total operating expenses increased to $2,203,192 in the nine month period ended September 30, 2000 from $2,107,909 in 1999. Corporate Office expenses decreased in the nine month period ended September 30, 2000 to $868,031 from $1,877,297 in 1999. Sales and Marketing expenses decreased in the nine month period ended September 30, 2000 to $391,739 from $428,871 in 1999. Interest expense decreased in the nine month period ended September 30, 2000 to $609,168 from $672,185 in 1999. Depreciation and amortization expense increased for the nine month period ended September 30, 2000 to $712,802 from $642,341 in 1999. The decrease in interest is attributable to the accrual of the Chamberlin hotel's debt. In 1999 an estimated accrual was being expensed until the settlement negotiations were finalized with the former owner. The decrease in Corporate Office expenses is attributable to the decrease in auditing and legal fees incurred from the ongoing lawsuit with the former owner of the Chamberlin Hotel. The decrease in the Sales and Marketing expenses would be attributable to several staff positions being open at two hotel locations as well as continued efforts for cost control. The increase in depreciation and amortization expense would result from additional capital expenditures during the current fiscal year.

Loss before Income Taxes was $789,709 in the nine month period ended September 30, 2000 as compared to $1,045,489 in 1999. Net Loss was $562,709 in the nine month period ended September 30, 2000 as compared to $340,221 in 1999. The increase in Net Loss results primarily from an Extraordinary Item of $311,850 that was applied in 1999.

Liquidity and Capital Resources

The Company's working capital deficiency increased from December 31, 1999 by $544,334. This increase is due to the financing of several capital improvement projects through operations.

At September 30, 2000 the Company had net accounts receivable of $160,923 as compared to $87,290 at September 30, 1999. At September 30, 2000 the Company had accounts payable and accrued expenses of $1,240,716 as compared to $1,125,305 at September 30, 1999.

ADDITIONAL FACTS TO CONSIDER

Outlook

Management continues to anticipate an increase in revenue at all three properties through the end of 2000 (as evidenced in the first, second and third quarters). Several key accounts have booked with the Ramada Plaza City Center Hotel for the fall quarter, as well as anticipated revenues for the Christmas Bus Tour season for that location.

Palmer Inn remains within the average rate of comparable hotels in its current market. The Palmer Inn is in negotiations with its current primary lender for additional financing for the 22 room suite wing.

The Ramada Plaza City Center Hotel will complete the second phase of renovations in the fourth quarter which will involve all common areas such as the lobby, exterior and other public areas, corridors, meeting and ballroom space. The restaurant lease is in the final stage of agreement and is expected to open on December 1, 2000. Overtures with the City of Wheeling regarding the building of a Convention/Expo Center across the street from the Ramada Plaza will continue throughout the current year and into the year 2001.

The Chamberlin Hotel is in the process of securing financing for anticipated renovations to qualify for a franchise with a national chain.

New Subsidiary

Vintage Hotels Corporation was formed in June of 2000 with the intention of acting as the management company for all of the Company's hotel locations. Beginning in July all management functions for the Company were handled under the new entity. Nathan A. Roesing, current Chief Operating Officer of the Company, acts as its President, and oversees its daily operations. It has the potential of handling additional hotel locations not owned by the Company, which would come under management contracts with those respective owners. Marketing efforts on behalf of Vintage Hotels have been made aggressively, and the Company has had several promising presentations. The potential for additional contracts is good and continued marketing efforts will be made throughout the fourth quarter of 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In June, 1999, the Company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James
C. Barggren, Chamberlin Hotel, L.L.C. , and The Chamberlin Hotel Company in the Circuit Court for the City of Hampton, State of Virginia. When Ohio Key purchased The Chamberlin Hotel, Ohio Key assumed two notes in the aggregate principal amount of $3,000,000 payable to The Chamberlin Hotel Company, which were secured by two deeds of trust. Said notes were paid, in full, on or about February 4, 1999. Despite such payment, The Chamberlin Hotel Company assigned the two deeds of trust to JCB Financial Corporation. Subsequent to such assignment, JCB Financial Corporation refused to satisfy said deeds of trusts in the public records. Ohio Key filed the subject litigation (i) to have the two deeds of trust judicially determined to be satisfied and discharged, and (ii) to obtain a determination as to what amounts of money, if any, are owed by Ohio Key to James C Barggren and his affiliates (collectively, "Barggren"). On or about December 1999, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between the litigants. Thereafter, the Report was prepared and same states that Barggren owes Company and Ohio Key the sum of $265,678.88. On July 6, 2000, the Court entered a Consent Order which provided, among other things, that Ohio Key execute a deed of trust (the "JCB Deed of Trust") and a promissory note in the original principal amount of $1,550,000, with interest at the rate of ten per cent (10%) per annum.

On October 6, 2000, the parties agreed to settle this proceeding. Pursuant to such settlement, the parties agreed that (i) as of October 6, 2000, the principal balance due Barggren was $1,536,276, together with interest in the amount of $15,151, for a total of $1,551,427, (ii) upon receipt of the principal sum of $1,400,000 plus accrued interest, Barggren would satisfy the JCB Deed of Trust, and (iii) the Report shall be sent to arbitration, which shall arbitrate the appropriateness of the findings in the Report, and if the arbitrator determines that Barggren owes money to Ohio Key then Barggren shall immediately pay same and likewise, if the arbitrator determines that Ohio Key owes money to Barggren then Ohio Key shall immediately pay same.

         On or about October 13, 2000, the JCB Deed of Trust was satisfied and the Court entered an Order dismissing this proceeding, with prejudice.

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

                                 PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:                      ,2000           By:
         ------------------                    ---------------------------------
                                                   C. John Knorr, Chairman