Form 10KSB40
period 2000-12-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2001-04-17
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2000

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the transition period from_________ to___________

                        Commission file number 0-023075

                     PELICAN PROPERTIES INTERNATIONAL CORP.
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

                           Yes  [  X  ]    No  [     ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

 State issuer's revenues for its most recent fiscal year: $8,350,152

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $746,981(computed using the closing bid price per share of Common Stock on March 31, 2001, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         There were 5,975,851 shares of the registrant's Common Stock, par value $.001 per share outstanding on March 31, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None


                                TABLE OF CONTENTS
                                -----------------
1.   Part 1
     Item 1.    Description of Business                                                  3
     Item 2.    Description of Property                                                  5
     Item 3.    Legal Proceedings                                                        7
     Item 4.    Submission of Matters to a Vote of Security Holders                      8

2.   Part II
     Item 5.    Market for Common Equity and Related Shareholder Matters                 8
     Item 6.    Management's Discussion and Analysis of Financial Condition              9
                 and Results of Operations
     Item 7.    Financial Statements                                                    17
     Item 8.    Changes in and Disagreements with Accountants on Accounting
                  And Financial Disclosure                                              17

3.   Part III
     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with section 16(a) of the Exchange Act (Items 401
                  and 405)                                                              18
     Item 10.  Executive Compensation                                                   18
     Item 11.  Security Ownership of Certain Beneficial Owners and Management           19
     Item 12.  Certain Relationships and Related Transactions                           19
     Item 13.  Exhibits, and Reports on Form 8-K                                        20

                                     PART I

Item 1. Description of Business

         General

         Pelican Properties International Corp. (the "Company") was incorporated under the laws of the State of Florida on June 1, 1990 under the name Optimum Computing Inc. Its subsidiaries, Ohio Key I, Inc. and Ohio Key II, Inc., were incorporated under the laws of the State of Florida on December 19, 1996. In August 1995, the Company changed its name to Pelican Properties, International Corp.

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

         On October 15, 1998, the Company, through its Subsidiaries, purchased the McLure House Hotel and Conference Center (now Ramada Plaza City Center) located in Wheeling, West Virginia for $3,200,000 paid in cash and $2,400,000 being financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 25, 1998, the Company, through its Subsidiaries, purchased the Palmer Inn Hotel located in Princeton, New Jersey for $7,500,000. The Company paid $2,500,000 in cash with the remaining balance being financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account.

         On November 30, 1998, the Company, through its Subsidiaries, purchased the Chamberlin Hotel located in Hampton Roads, Virginia for $5,350,000. The Company paid $2,350,000 in cash with the remaining balance being financed. The cash was drawn from the proceeds held in the Company's Rule 1031 Exchange Account. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Description of Property" for further discussion of these properties.

         As of this date, all assets and liabilities of the Ramada Plaza City Center, Chamberlin Hotel and the Palmer Inn were transferred by Ohio Key I, Inc. and Ohio Key II, Inc. to McLure House Hotel & Conference Center, LLC, Old Point Comfort Hotel, LLC and Palmer Inn, Princeton LLC, respectively.

         Business Strategy

         The Company continues to increase the growth of its existing hotels through concentrated management efforts. The Company has seen an increased profitability through the centralization of management of the three hotels. The Company has centralized accounting operations at its corporate office (which produces monthly financial statements and operational data), has published standardized accounting procedures for all hotel locations and performs periodic internal audits at each of its hotels. The Company has developed a consistent standard at each hotel in relation to the customer service with periodic training by the Company's corporate staff, as well as monitoring of guest satisfaction through customer surveys and comment cards.

         Management has increased its marketing directed towards the business traveler. This effort will continue into 2001, as well as continued efforts towards weekend business in the Athletic and Reunion/Meeting markets at the Palmer Inn and the Ramada Plaza City Center. The Palmer Inn has a "Preferred Lodger" relationship with Princeton University, and efforts will continue to capitalize on this relationship through alumni reunions, athletic events, and University sponsored meetings. The Ramada Plaza City Center has negotiated a contract to provide hotel services to individuals associated with a class action lawsuit being held in the city of Wheeling, West Virginia. It is expected that this lawsuit will continue in several phases over the next two years.

         The Company continues to seek expansion through the acquisition of additional hotel properties. Management will concentrate on evaluating full-service, high quality, independently franchised hotels throughout the United States. It intends to focus on acquisitions within larger cities or within their immediate surroundings. The Company believes there are full-service, high quality, independent franchised hotel properties on the hotel market that can benefit from the efficiencies of experienced central management and the availability of financial resources to achieve full potential. Management is focused on seeking those properties that will provide internal growth and increased profitability. Management believes that market conditions remain favorable for the acquisition of full-service, high quality, independent franchised hotels and expects to continue analyzing potential acquisition properties. The Company intends to fund the acquisition of hotel properties through the public or private sale of its securities or by obtaining debt financing from institutional or other financing firms.

         Competition

         The hotel industry is highly competitive and the Company's hotels are subject to competition from other hotels. Many of the Company's competitors have substantially greater marketing and financial resources than those of the Company's. Each of the Company's hotels competes for guests primarily with other similar hotels in its immediate vicinity and secondarily with other hotels in its geographic market. Management believes that brand recognition, location, quality of hotel and services provided, and price are the principal competitive factors affecting the Company's hotels.

         Seasonality

         The hotel industry is seasonal in nature. Generally, the Company's hotel revenue will be greater in the second and third quarters of a calendar year. The Ramada Plaza City Center also generates greater revenues in the fourth quarter of the calendar year due to an annual local area festival. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, general economic factors, increasing fuel prices, and other considerations affecting travel.

         Employees

         The Company currently has three corporate management employees consisting of its President, Chief Operating Officer, and Legal Counsel. The Company presently employs approximately 190 persons through its subsidiaries, of which about 120 are full time employees. All three hotels are full service, but only one operates its own food service, with the other two locations leasing the restaurant out to an independent operator. The number of employees at each hotel is subject to change based on seasonal considerations. Management believes that it has an adequate number of employees to support its current operations, although the Company intends to hire additional employees upon the acquisition of other properties. Management believes its relations with employees are satisfactory.

         Insurance

         The Company maintains insurance covering liabilities for personal injuries and property damage. The Company also maintains, among other types of insurance coverage, real and personal property insurance, directors' and officers' liability insurance, liquor liability insurance, and workers' compensation insurance. Management believes it maintains sufficient insurance coverage for the operation of its business.

Item 2. Description of Property

         The Company currently operates three full-service hotels with food service and banquet facilities; one is under a franchise agreement with Best Western, another is under a franchise agreement with Hospitality Franchise Services and carries the name of Ramada Plaza City Center, an upscale brand of the Ramada chain. All hotels are concentrated in the Mid-Atlantic Region of the United States. The Company maintains its principal place of business at the Chamberlin Hotel in Hampton, Virginia.

         The Ramada Plaza City Center, built in 1852, is located in downtown Wheeling, West Virginia, and, until December 1999, was known as the McLure House Hotel. The hotel continues its AAA rating as a Three-Diamond property. It has 170 guestrooms inclusive of 1 and 2 bedroom suites, a VIP executive floor, 27 apartments, and a full service attached parking garage. The hotel has approximately 7,500 square feet of banquet/conference space. The ground floor has several storefront tenants who offer both street and lobby access to their facilities. The world's original Hallmark gift shop is among these tenants. The hotel is in the final phase of negotiations of a lease for the restaurant facilities, which is expected to be completed by March 2001. Changes are continuing to be implemented to satisfy franchise requirements and enhance brand recognition. The hotel property is subject to a mortgage with a financial lending institution at 7.5% interest per annum on a remaining principal balance of $2,394,515 as of December 31, 2000. The mortgage's maturity date is October 16, 2003; prepayment of the loan is allowed under the terms of the mortgage with no penalty. The Ramada Plaza City Center has plans to renovate the restaurant for a lessee starting in the month of April 2001. Additional renovations are planned for the lobby area, various room floor corridors, and rooms on the fourth floor.

         The Best Western Palmer Inn is located in Princeton, New Jersey. The hotel is currently a AAA rated Three Diamond property. There are 106 guestrooms inclusive of deluxe rooms, suites and efficiencies that are equipped for extended stays. The hotel has five meeting/banquet rooms, a business center with computer stations, fax and copier equipment, a pool, and an exercise room, complete with a sauna. There is a Charlie Brown franchised restaurant in the hotel with lobby access for which there is a long-term lease arrangement between the hotel and the restaurant. The hotel property is subject to a mortgage with a financial lending institution at 9.75% interest per annum on remaining principal balance of $5,079,618 as of December 31, 2000. The mortgage's maturity date is July 20, 2005; there are graduated penalties for prepayment of the mortgage before the maturity date.

The Palmer Inn has no definite plans for renovation until negotiations with the county of West Windsor (over an extension/renewal of the construction permit for a 22-room addition) are completed. No other renovation plans are scheduled for the year 2001.

         The Chamberlin Hotel is situated on historic Fort Monroe, located on the Chesapeake Bay, in the Hampton, Virginia area. The hotel is listed on the National Register of Historic Places. It has 185 rooms, a banquet room and the second largest meeting space in the local market, indoor and outdoor pools, and a business center with computer stations, fax and copier equipment. The hotel also has a full service restaurant and bar. AAA does not currently rate the hotel. The hotel property is subject to a mortgage with a lending institution at an interest rate of prime plus 5% per annum on the remaining principal balance of $1,675,000 as of December 31, 2000. The mortgage's maturity date is October 11, 2001; prepayment of the principal is allowed with a letter disclosing such intention within ten days of the payment, and a minimum payment of $100,000 or more. The Chamberlin has no definite plans for renovation in the year 2001.

         Statistics

The Company uses several measurements to determine its success in implementation of its business plans and overall financial profitability. They are as follows:

a) Percentage of Occupied Rooms (POR). This measures the room inventory used based on the number of days in the period and the number of rooms available in that same period.

b) Revenue per Occupied Rooms (RevPOR). This measures the average rate realized by the property based on the total rooms revenue for the period divided by the total number of rooms occupied for that same period.

c) Revenue per Available Rooms (RevPAR). This measures the average rate realized by the property based on the total rooms revenue for the period divided by the total number of rooms available for that same period.

Hotel Location:                           POR                 RevPOR                   RevPAR
                                     2000        1999     2000      1999           2000       1999
                                     ----        ----     ----      ----           ----       ----
Best Western Palmer Inn              70.9        76.7     97.70     88.79          69.28     68.05
Ramada Plaza City Center             44.7        36.2     66.73     58.45          29.85     21.17
Chamberlin Hotel                     27.2        33.6     74.34     78.56          20.25     26.42


         Analysis of Statistics

         The Ramada Plaza City Center improved in occupancy while the Palmer Inn and Chamberlin Hotel fell below 1999 occupancy levels. Increased competition in the Princeton, New Jersey area accounted for a reduced market share. The Chamberlin experienced a lower occupancy in 2000 due to staff fluctuations in the hotel sales department (affecting the consistency of sales and marketing efforts), with some increased competition in the local market. Increased occupancy at the Ramada Plaza City Center was reflected through its franchise reservation system and increased sales and marketing efforts on behalf of the hotel sales department. Revenue per Occupied Room increased for all three hotel locations through a more aggressive program of increased room rates. The Revenue per Available Room also reflects this more aggressive approach to key room rates and their respective markets. Higher RevPOR and RevPAR generally will result in higher room departmental profits; overall the Company increased room departmental profit by $440,250 over 1999, a gain of 11.3%. This increase was accomplished primarily through rooms rate management.

Item 3.  Legal Proceedings

         (a) In June, 1999, the Company's subsidiaries Ohio Key I, Inc. and Ohio Key II, Inc. (collectively, "Ohio Key") filed suit against JCB Financial Corporation, James C. Barggren, Chamberlin Hotel, L.L.C., and The Chamberlin Hotel Company in the Circuit Court for the City of Hampton, State of Virginia. When Ohio Key purchased The Chamberlin Hotel, Ohio Key assumed two notes in the aggregate principal amount of $3,000,000 payable to The Chamberlin Hotel Company, which were secured by two deeds of trust (the "Deeds of Trust"). Said notes were paid, in full, on or about February 4, 1999. Despite such payment, The Chamberlin Hotel Company assigned the Deeds of Trust to JCB Financial Corporation, a corporation controlled by James C. Barggren. Subsequent to such assignment, JCB Financial Corporation refused to satisfy said Deeds of Trusts in the public records. Ohio Key filed the subject litigation (i) to have the Deeds of Trust judicially determined to be satisfied and discharged, and (ii) to obtain a determination as to what amounts of money, if any, were owed by Ohio Key to James C. Barggren and his affiliates (collectively, "Barggren").

         On October 6, 2000, the parties agreed to settle this case. Pursuant to such settlement, the parties agreed, among other things, that (i) as of October 6, 2000, the principal balance due Barggren was $1,536,276 together with interest in the amount of $15,151 for a total of $1,551,427, (ii) Ohio Key would pay Barggren as soon as possible the principal sum of $1,400,000 plus accrued interest, (iii) JCB Financial Corporation would satisfy the Deeds of Trust, and
(iv) at such time as the matters set forth in (ii) and (iii) were fulfilled, the Court would enter an order dismissing this case and the Court would retain jurisdiction to enforce the settlement and to enter any other appropriate orders.

         On or about October 13, 2000, and as a result of the settlement, Ohio Key paid Barggren the principal sum of $1,400,000 plus accrued interest and JCB Financial Corporation satisfied the Deeds of Trust in the public records.

         In the above litigation, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between Ohio Key and Barggren. The final Report states that Barggren owes Ohio Key the sum of $265,678.88. Ohio Key and Barggren agreed in such litigation that the appropriateness of the Report would be submitted to "fast track" arbitration. In October 2000, James C. Barggren and JCB Financial Corp. requested arbitration with respect to the Report and any credits or setoffs Barggren may be entitled to for unpaid principal or interest. No hearings have been held, nor have any hearings been scheduled, in said arbitration proceedings.

         (b) On June 30, 2000, an Order was entered in a suit filed by PYA/Monarch, Inc. against the Company in the Circuit Court for the City of Virginia Beach, Virginia. The Order provided for the entry of a default judgment against the Company in the sum of $72,138.02, with interest thereon at the rate of twenty-four per cent (24%) per annum from March 22, 2000, and reasonable attorney's fees in the amount of $18,000. The Company was not aware of such Order, or the existence of the underlying lawsuit, until months after the entry of the Order. Upon becoming aware of such lawsuit, the Company filed a motion to set aside the default judgment on the basis that the Company was not the proper party defendant and that the proper defendant should have been the Company's subsidiary, Old Point Comfort Hotel, L.L.C. ("Old Point"). At the hearing on such motion, PYA/Monarch Inc. agreed to voluntarily dismiss this lawsuit and to file appropriate pleadings stating that the default judgment against the Company is a nullity. Also, at such hearing, Old Point agreed to sign a Confession of Judgment Note in the original principal amount of $77,500 and said note was subsequently delivered to PYA/Monarch, Inc.

         (c) On November 30, 2000, Ohio Key I, Inc. filed suit against Monroe County in the Circuit Court for the Sixteenth Judicial Circuit In and For Monroe County, Florida. The subject matter of this suit is the Sunshine Key RV Resort and Marina (the "Park") located in Big Pine Key, Florida; the Park was sold by Ohio Key I, Inc. on June 4, 1998. The nature of this litigation is, among other things, a request for monetary damages in the amount of $10,000,000 based upon Monroe County's alleged improper code enforcement activities that resulted in Ohio Key I, Inc. selling the Park at below market value. The causes of action in the complaint are based upon, among other things, defamation, and abuse of process, malicious prosecution and tortuous interference with a contractual relationship. Monroe County has filed a motion to dismiss the complaint and the hearing on such motion has been scheduled for May 1, 2001.

            (d) In October, 2000, Linda Lutz filed suit against Palmer Inn, Princeton, LLC and Vintage Hotels Corporation, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon the alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. The Palmer Inn, Princeton, LLC and Vintage Hotels Corporation have filed answers to the Complaint and no hearings have been scheduled in this litigation.

            (e) In November, 2000, Betty J. Dempsey filed suit against Ohio Key I, Inc., Ohio Key II, Inc., McLure House Hotel & Conference Center, LLC, and the City of Wheeling. The nature of this litigation is a request for monetary damages in the amount of $50,000 based upon the plaintiff's alleged slip and fall on a crack in a sidewalk adjacent to the Ramada Plaza City Center. The causes of action in the Complaint are based upon negligence. The City of Wheeling has filed a cross claim seeking contribution or indemnity against Ohio Key I, Inc., Ohio Key II, Inc., and McLure House Hotel & Conference Center, LLC. This matter has been referred to the Company's insurance carrier, and Ohio Key I, Inc., Ohio Key II, Inc., and McLure House Hotel & Conference Center, LLC, have filed a cross claim seeking contribution or indemnity against the City of Wheeling. No hearings have been scheduled in this litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Shareholders Meeting on November 21, 2000. The meeting was held at the Ramada Plaza City Center Hotel in Wheeling, West Virginia. The only matter of business voted upon was the election of directors for 2001 with the following results:

      Officer         Votes Cast for:       Votes cast against:      Withheld:
      -------         --------------        ------------------       --------
C. John Knorr, Jr.       3,025,685                  --                  --


Donald E. Schupp         3,001,259                  --               23,426


Michael Halpern          3,001,259                  --               23,426

No additional matters were submitted to a vote of shareholders.



                                     PART II

Item 5.  Market for Common Equity and Related Shareholder Matters

         As of March 31, 2001, there were approximately 257 shareholders of record of the Company's common stock. The Company's common stock is currently reported on the over-the-counter (OTC) bulletin board under the symbol "PELP". The following table sets forth, for the period since January 1, 1999, the high and low closing sales prices for the common stock as reported by the OTC Bulletin Board.

                                            Common Stock
                                           -------------
                                           High      Low
                                           ----      ---
1999

First Quarter ...........................  0.81     0.50
Second Quarter ..........................  0.43     0.43
Third Quarter ...........................  0.60     0.28
Fourth Quarter ..........................  0.49     0.07

2000

First Quarter ...........................  0.49     0.31
Second Quarter ..........................  0.31     0.13
Third Quarter ...........................  0.25     0.125
Fourth Quarter ..........................  0.34     0.07


         The prices listed above for the Company's common stock reflect inter-dealer quotations, without retail mark-ups, markdowns or commissions, and do not necessarily represent actual transactions.

         The transfer agent for the Company's common stock is Florida Atlantic Stock Transfer, Inc., 7130 Nob Hill Road, Tamarac, Florida 33321. The approximate number of holders of record of the Company's common stock is 257.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Management believes that results of operations in the hotel industry are best explained by three key performance measures: occupancy, average daily rate, and revenue per available room ("RevPAR") levels. These measures are influenced by a variety of factors including national, regional and local economic conditions, the degree of competition with other hotels in the area and changes in travel patterns. The demand for accommodations is also affected by normally recurring seasonal patterns and most of the Company's hotels experience lower occupancy levels in the winter and spring months (November through February) which may result in lower revenues, lower net income and less cash flow during these months.

          Revenues

          Revenues are derived from the sale of rooms, food and beverage (both of which are classified as direct revenues), rental space, and other related activities. Food and beverage revenues primarily include sales from hotel restaurants, room service and hotel catering. Rental revenues are from leased store and/or office space, and restaurant space at two hotel locations. Other revenues include charges for guests' long-distance telephone service, laundry service, and the use of meeting facilities.

         Operating Expenses

         Operating expenses are comprised of direct, general and administrative, other hotel operating expenses, depreciation and amortization, and other expenses. Direct expenses, including rooms, food and beverage and other operations, reflect expenses directly related to their respective profit centers. These expenses generally vary with available rooms and occupancy rates, but also have a small fixed component. General and administrative expenses represent management salaries and other non-allocated departmental operating expenses and are generally fixed. Other hotel operating expenses include expenses related to general operations such as advertising, utilities, repairs and maintenance and other property administrative costs. These expenses are also primarily fixed.

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Report.

         Year Ended December 31, 1999 Compared to Year Ended December 31, 2000

         Revenues

         For the year ended December 31, 2000, the Company's total revenues increased by 5.8% to $8,350,152, from $7,889.203 for the year ended December 31, 1999. The change in revenues was attributable to increased sales and marketing efforts at the property level and contributions from the Ramada Reservations system for increased occupancy at the Ramada Plaza Hotel.

         Cost and Expenses

         Cost of revenues, consisting of rooms, food and beverage, and other operating expenses, increased 8.4% to $6,326,392 for the year ended December 31, 2000, from $5,838,576 for the year ended December 31, 1999. The increase in the cost of revenues was due to higher costs in the food and beverage areas of the Chamberlin and Ramada Plaza City Center hotels, increases in utility costs associated with power rate increases, expensing of deferred financial costs associated with the original property acquisitions, franchise fee expenses of $102,000 for the Ramada Plaza City Center that were not a factor in 1999 (the hotel became associated with Ramada late in that year), an expense for 1998 corporate business taxes from the State of New Jersey of about $51,000 for the Palmer Inn, and a credit for an insurance settlement of $(500,000) at the Chamberlin Hotel that was posted in administrative and general expenses early in 1999.

         Loss from operations before income taxes increased to $(1,160,007) in 2000 as compared to $(978,266) in 1999. Net loss decreased to $(421,007) in 2000 as compared to $(1,448,266) in 1999. The increase in loss from operations before income taxes was for reasons stated in the paragraph above, as well as increased interest costs and additional depreciation of fixed assets from renovations made in 1998. The net loss decreased as a result of an income tax benefit of $739,000 in 2000.

         Significant Elements of Expense Not Arising Out of Continuing
Operations

         During 1999, the Company experienced non-recurring quantifiable expense items directly related to three events: the acquisition of the three hotel properties, consulting fees, and the legal costs incurred with the proceedings against the former owner of the Chamberlin Hotel. The financial impact on the Company as a result of these events was in excess of $375,000, of which $130,000 were non-cash expenses. These expenses were reflected in the Company's Consolidated Statement of Operations and should be considered in comparisons from 1999 to 2000.

         Liquidity and Capital Resources

         The Company's working capital deficit increased from $(2,111,300) at December 31, 1999 to $(3,472,080) at December 31, 2000. This change was due to an increase in current maturities of long-trem debt, an increase in unpaid vendor invoices and unpaid tax liabilities at December 31, 2000.

         As of December 31, 1999, the Company held accounts receivable of $87,290 as compared to $185,227 at December 31, 2000. This increase is due to several large accounts carrying balances accumulated in the month of December that would be paid within thirty days of the dates of the functions that were held at the hotels. As of December 31, 1999 the Company had accounts payable and accrued expenses of $1,125,305 as compared to $1,557,273 at December 31, 2000. The increase is due to the accumulated accrual of outstanding debts to vendors and tax liabilities that have remained unpaid through the year's end.

         Capital expenditures for property and equipment totaled approximately $1,490,000 in 1999 as compared to $538,489 in 2000. This decrease is due primarily to the completion of major renovations associated with the conversion of the McLure House Hotel to a Ramada Plaza City Center in 1999 and 2000.

         Long-term debt of $8,986,313 in 1999 increased to $9,314,316 in 2000.
Debt of $4,940,000 for the Palmer Inn was refinanced in July 2000 with a new loan in the amount of $5,100,000. In October 2000 the debt for the Chamberlin Hotel was refinanced (see Part I, Item 3 Legal Proceedings, section (a) for discussions related to this settlement). Capital resources available for fiscal year 2001 will be generated through operations. In addition, applications for lines of credit for two locations are scheduled to be submitted to lenders in the spring of 2001, however, there is no guarantee that such financing will be approved.

         Income Taxes and Loss Carryovers

             In 1998, the Company used a portion of the proceeds from the sale of the Sunshine Key RV Resort and Marina (the "Property") in the acquisition of the three hotels. Under section 1031 of the IRS code, the Company elected to reduce the tax basis of the Property exchanged in 1998 rather than having to recognize taxable income currently. At December 31, 2000, the Company has a remaining $3,100,000 estimated deferred gain from the like-kind exchange. There are two net operating loss carryover amounts available to the Company, of which $158,000 will expire in 2012, and $614,000 will expire in 2020.

         When calculating the estimated tax basis of its assets and the tax provision at December 31, 1998, certain information related to a forgiveness of indebtedness from a debt restructuring in 1996 was not considered when determining the tax basis of the assets. This change in basis results in an additional deferral of income taxes in 1999 of $1,023,000 and is reflected in the Company's 1999 income tax provision.

         Outlook

         Management anticipates an increase in revenues through the end of 2001. Revenue increases are mostly anticipated at the Ramada Plaza City Center Hotel and the Palmer Inn by improving room occupancy rates. In addition, the Palmer Inn is continuing its efforts to commence construction of a 22-room suite wing and negotiations with the County to extend the construction permit are in progress. Expenses are anticipated to increase slightly. Further, management believes that the implementation of its centralized management operation has proven to decrease management expenses incurred at all hotel operations. The Company believes that this self-management approach will continue to create savings in overall management costs as opposed to the use of third party management companies. Included in this approach are accounting and legal counsel. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by reducing operating losses at the Chamberlin Hotel, either through the sale of the Chamberlin Hotel or through a joint venture. There can be no assurance that the Company will be successful in those efforts.

         The McLure House Hotel is finalizing its conversion to a Ramada Plaza City Center. Current emphasis is upon all common areas such as the lobby, exterior and other public areas, corridors, meeting and ballroom space. The restaurant lease has been finalized as of March, 2001; construction for the restaurant's conversion is planned to begin in April, 2001.

         The Chamberlin Hotel has had minor repairs and renovations limited to the public areas and rooms, as needed.

Forward-Looking Statements

         Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking-statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "will", "may", "should", "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain known and unknown risks and uncertainties which could cause actual results to differ materially from those expressed and implied by such forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, economic conditions generally; availability of capital; interest rates; competition; legislative or regulatory changes to laws affecting hotel operations; supply and demand for hotel rooms in our current and proposed market areas; the real estate market; and other risks discussed below "Factors That May Affect Future Results and Market Price of Our Stock" and elsewhere in this report. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this Report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Factors That May Affect Future Results and Market Price of our Stock.

         We operate in an environment that contains numerous risks, some of which are beyond our control. The following discussion highlights some of these risks.Further, the acquisition, renovation and maintenance of hotels is capital intensive. As part of our growth strategy we intend to acquire and redevelop additional hotels. To pursue this strategy, we will be required to obtain additional capital in the future to meet our expansion plans. In addition, in order for our hotels to remain competitive they must be maintained and refurbished on an ongoing basis. Moreover, our cash flow from operations may be adversely affected because portions of the facilities are removed from service during renovation. We may obtain needed capital from cash on hand, including reserves, cash flow from operations or from financing, including the issuance of additional indebtedness or securities. We may also seek financing from other sources or enter into joint ventures and other collaborative arrangements in connection with the acquisition of hotel properties. We cannot guarantee that we will be able to raise any additional financing on acceptable terms on a timely basis or at all. If we cannot obtain such financing, we may be unable to acquire additional hotels, and we may experience delays in our planned renovation or maintenance of our hotels.

Our auditors have qualified their report on our financial statements with respect to our ability to continue as a going concern.

         We have experienced recurring net losses and capital deficiencies which raise with our auditors substantial doubt about our ability to continue as a going concern, as noted in the Report of Independent Certified Public Accountants included elsewhere herein. Our financial statements do not include any adjustments that might result from this uncertainty.

Our results of operations are dependent on revenues generated by our hotels, which are subject to a number of risks related to the lodging industry.

         If the hotel industry is negatively affected by one or more particular risks, our results of operations could suffer. Various factors could adversely affect our hotel revenues, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

o    changes in general and local economic conditions;
o    cyclical overbuilding in the lodging industry;
o    varying levels of demand for rooms and related services;
o    extreme weather conditions;
o competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;
o dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;
o the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;
o changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs;
o the availability of financing for operating and capital needs and changes in
o    interest rates; and
o    changes in real estate tax rates and other operating expenses.


         In addition, demographic, geographic or other changes in one or more of the markets of our hotels could impact the convenience or desirability of the sites of some hotels, which would in turn affect their operations. In addition, due in part to the strong correlation between the lodging industry's performance and economic conditions, the lodging industry is subject to cyclical changes in revenues and profits. Downturns or prolonged adverse conditions in the real estate or capital markets or in national or local economies, our inability to secure financing for acquisition and/or renovation of hotels or an oversupply of hotel rooms, could have a material adverse effect on our business and results of operations. Furthermore, due to the level of fixed costs required to operate full-service hotels, significant expenditures necessary for the operation of hotels generally cannot be reduced when circumstances cause a reduction in revenue.

The lodging industry is seasonal in nature.

         Generally, hotel revenues are greater in the second and third calendar quarters than in the first and fourth calendar quarters although this may not be true for hotels in major tourist destinations. Revenues for hotels in tourist areas generally are substantially greater during tourist season than other times of the year. Seasonal variations in revenue at our hotels can be expected to cause quarterly fluctuations in our revenues. Quarterly earnings also may be adversely affected by events beyond our control, such as extreme weather conditions, economic factors and other considerations affecting travel.

We may be adversely affected by the limitations in our franchise and licensing agreements and possible additional capital expenditures associated with franchising and licensing.

         Currently, two of our hotels are operated pursuant to franchise or license agreements with nationally recognized hotel brands, Hospitality Franchise Services (the Ramada Plaza) and Best Western. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor system. Standards are often subject to change over time, in some cases at the discretion of the franchisor, and may restrict a franchisee's ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with standards could require a franchisee to incur significant expenses or capital expenditures. Action or inaction on our part, could result in a breach of standards or other terms and conditions of the franchise agreements and could result in the loss or cancellation of a franchise license. Loss of franchise licenses without replacement would likely have an adverse effect on our hotel revenues.

         In connection with terminating or changing the franchise affiliation of a hotel or a subsequently acquired hotel, we may be required to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect upon the operations or the underlying value of the hotel covered by the franchise because of the loss of associated name recognition, marketing support and centralized reservation systems provided by the franchisor. The franchise agreements covering the hotels expire or terminate, without specified renewal rights, at various times and have differing remaining terms. As a condition to renewal, the franchise agreements frequently contemplate a renewal application process, which may require substantial capital improvements to be made to the hotel. Unexpected capital expenditures could adversely affect our results of operations and our ability to make payments on our indebtedness.

The lodging industry is highly competitive.

         We have no single competitor or small number of competitors that are considered to be dominant in the industry. We operate in areas that contain numerous competitors, some of which may have substantially greater resources than we do. Competition in the lodging industry is based generally on location, availability, room rates or accommodations price, range and quality of services and guest amenities offered. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which we compete, thereby adversely affecting our operations and the number of suitable business opportunities.

Costs of compliance with environmental laws could adversely affect our results of operation.

         Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in property. Laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to properly re-mediate contaminated property, may adversely affect the owner's ability to sell or rent real property or to borrow funds using real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the costs of removal or remediation of these substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by those persons.

         We have not undertaken a Phase I site assessments of our properties, except for the Palmer Inn, which was satisfactory. A Phase Site I assessment generally provides a non-intrusive physical inspection and database search, but not soil or groundwater analyses, by a qualified independent environmental engineer. The purpose of a Phase I is to identify potential sources of contamination for which the hotels may be responsible and to assess the status of environmental regulatory compliance; however, even a Phase I may not reveal all environmental liabilities or compliance concerns. Although we are not aware of any environmental liability or compliance concerns that we believe would have a material adverse effect on our operations or financial condition, there is no assurance that material environmental liabilities or compliance concerns do not exist.

Aspects of our operations are subject to governmental regulation, and changes in that regulation may have significant effects on our business.

         A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that our hotels are substantially in compliance with these requirements. In addition, the hotel industry is subject to numerous federal, state and local government regulations, including those relating to building and zoning requirements. Further, we are subject to laws governing the relationships with employees, including minimum wage requirements, overtime, working conditions, work permit requirements and dramshop laws, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to the person who, while intoxicated, caused the injury. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

         Under the Americans with Disabilities Act, or ADA, all public accommodations are required to meet federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Although we believe our hotels are in compliance with ADA standards, a determination that our hotels are not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants.

Risks related to new projects, acquisitions and renovations - we cannot guarantee future acquisitions or the success of any future projects.

         Part of our growth strategy is to acquire hotels and, as necessary, redevelop under performing hotels. Acquiring and renovating involve substantial risks, including:

o        identifying acquisitions that meet our criteria;
o        costs exceeding budgeted or contracted amounts;
o        delays in completion of construction;
o        the failure to obtain necessary construction permits;
o        lack of financing on favorable terms;
o failure of redeveloped or acquired properties to achieve desired revenue or profitability levels;
o competition for suitable properties from competitors who may have greater financial resources;
o        work stoppages;
o        relationships with contractors;
o        changes in governmental rules, regulations and interpretations; and
o        changes in general economic and business conditions.

         We are continuing upgrades on the Ramada Plaza City Center to satisfy franchise requirements. We also expect to add additional rooms to the Palmer Inn, subject to renegotiation of an extension or renewal of a construction permit. We cannot guarantee that present or future renovation will proceed in accordance with our expectations. We also cannot assure you that we will acquire and redevelop additional hotels or that any such development or construction will be completed on time or within budget.

         We compete against numerous entities to acquire hotels. Some of our competitors have greater financial resources. For successful growth, we must be able to acquire hotels on attractive terms and integrate the acquired hotels into our existing operations. For acquired hotels, we must consolidate management, operations, systems, personnel and procedures. Any delays or unexpected costs in this integration could materially affect our business, financial condition, or results of operations. We cannot assure you that any newly acquired hotels will perform as expected or that we will be able to realize any expected cost savings.

We may not be able to manage our growth.

         We expect to grow internally and through acquisitions. We expect to expend significant time and effort in expanding existing businesses and in identifying, completing and integrating acquisitions. We cannot guarantee that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new managers and executives. We cannot guarantee that we will identify and retain additional management. If we are unable to manage our growth efficiently and effectively, or are unable to attract and retain additional qualified management, our business and results of operations could be materially adversely affected. In making acquisitions, we may have difficulty combining the operations or realizing the expected benefits and operating synergies. Our ability to consolidate our business, operations and personnel (including reducing duplicate functions and costs) with any acquisitions will affect our growth and profitability. Delays or unexpected costs in the integration could reduce the expected gains from the combined business and results of operations. We cannot assure you that we will be able to accomplish the consolidation and achieve the cost savings in a timely or profitable manner or that any savings will be realized.

We have significant capital needs and additional financings may not be available.

         In order to sustain operations and meet our obligations on a timely basis, we are dependent upon our ability to generate sufficient cash flow from operations or to obtain sufficient external financing. There can be no assurance that any additional financing will be available, or if available, that it will be on terms and conditions favorable to us. Our operations could be adversely affected if we are unable to general sufficient cash flow or obtain additional financing.

Competition in the lodging industry could have a material adverse effect on our business and results of operations.

         The lodging industry is highly competitive. Competitive factors within the industry include:

o        room rates;
o        quality of accommodations;
o        name recognition;
o        service levels;
o        reputation;
o        reservation systems;
o        convenience of location; and
o        the supply and availability of alternative lodging.

         We intend to acquire most of our hotels in geographic locations where other hotels may be located - normally within larger cities or their immediate surroundings. We expect to compete for hotel properties and guests with national chains, large franchisees and independent operators. Many of these competitors have greater financial resources and may have better relationships with prospective franchisers, representatives in the construction industry and others in the lodging industry. The number of competitive lodging facilities in a particular area could have a material adverse effect on our occupancy and rates and, therefore, revenues of our hotels.

         We believe that competition within the lodging market has increased substantially and may increase in the foreseeable future. We cannot guarantee that new or existing competitors will not significantly reduce their rates or offer greater convenience, services or amenities or significantly expand or improve hotels in the markets in which we currently or may subsequently compete, thereby materially adversely affecting our business and results of operations.

Our investment in real estate could decline in value, be illiquid or experience uninsured or underinsured losses.

         General Risks. Our investment in our hotels will be subject to varying degrees of risk related to the ownership and operation of real property. The underlying value of our real estate investments depends significantly on our ability to maintain or increase cash provided by operating the hotels. The value of our hotels and income from the hotels may be materially adversely affected by:

o        changes in national economic conditions;
o changes in general or local economic conditions and neighborhood characteristics;
o        competition from other lodging facilities;
o        changes in real property tax rates;
o        changes in the availability, cost and terms of financing;
o        the effect of present or future environmental laws;
o        the ongoing need for capital improvements;
o        changes in operating expenses;
o        changes in governmental rules and policies;
o        natural disasters; and
o        other factors which are beyond our control.

         Illiquidity of Real Estate. Real estate investments are relatively illiquid. Our ability to vary our portfolio in response to changes in economic and other conditions will be limited. We cannot guarantee that we will be able to dispose of an investment when we find disposition advantageous or necessary or that the sale price of any disposition will recoup or exceed the amount of our investment.

         Uninsured and underinsured losses could result in loss of value of hotels. We maintain comprehensive insurance on each of our hotels, including liability, fire and extended coverage, of the type and amount we believe is customarily obtained for or by an owner of similar real property assets. However, there are types of losses, generally of a catastrophic nature, such as earthquakes and floods, that may be uninsurable or not economically insurable. We use our discretion in determining amounts, coverage limits and deductibility provisions of insurance, with a view to obtaining appropriate insurance on our hotels at a reasonable cost and on suitable terms. This may result in insurance coverage that could be insufficient to pay the full current market value or current replacement cost of our lost investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it infeasible to use insurance proceeds to replace a hotel after it has been damaged or destroyed. Under these circumstances, the insurance proceeds we receive might not be enough to restore our economic position with respect to a damaged or destroyed hotel. In addition, property and casualty insurance rates may increase depending on claims experience, insurance market conditions and the replacement value of our hotels.

Dependence on key personnel - loss of management could result in a material adverse effect.

         We depend substantially on the efforts and skills of members of management, in particular C. John Knorr, Jr., and Nathan A. Roesing. Mr. Knorr is our Chairman and Mr. Roesing is our Chief Operating Officer. The loss of the services of Mssrs. Knorr and Roesing or their inability to devote sufficient attention to our operations could have a material adverse effect on our operations. The Company does not currently cover Mssrs. Knorr and Roesing under a Key Management Insurance policy designed to protect the Company from potential loss in the event one or both are incapacitated.

The anti-takeover effects of certain provisions of Florida Law may deter or frustrate a takeover attempt of us that a shareholder might consider in its best interest.

         We are subject to the "affiliated transactions" and "control share acquisition" provisions of the Florida Business Corporation Act. These provisions require, subject to certain exceptions, that certain business combinations and corporate transactions with beneficial owners of more than 10 percent of a corporation's voting stock, or any entity or individual controlled by such owner (an "interested shareholder") be approved by a majority of disinterested directors or the holders of two-thirds of the voting shares other than those beneficially owned by an "interested shareholder." Voting rights must also be conferred on "control shares" acquired in specified control share acquisitions, generally only to the extent conferred by resolution approved by the shareholders, excluding holders of shares defined as "interested shares." "Control shares" are defined as shares that, except for the application of the statute, would have voting power that, when added to all other shares that the acquirer owns or has the power to vote, would give the acquirer (directly, indirectly, alone, or as a member of a group) voting power in excess of certain statutory parameters. "Interested shares" are defined as a corporation's shares for which any of the following persons have direct or indirect voting power in the election of directors: (a) the person or group that acquires control shares,
(b) every officer of the corporation, and (c) every employee of the corporation who is also a director.

Item 7.  Financial Statements

         The following financial statements are filed as part of this Report:

                                                                           Page
                                                                           ----
    Report of Independent Certified Public Accountants .................    F-1
    Consolidated Financial Statements:
     Balance Sheet as of December 31, 2000 .............................    F- 2
     Statements of Operations for the years ended December 31, 2000
        and 1999 .......................................................    F- 3
     Statements of Changes in Shareholders' Equity
        for the years ended December 31, 2000 and 1999 .................    F- 4
     Statements of Cash Flows for the years ended
        December 31, 2000 and 1999 .....................................    F- 5
     Notes  to  Consolidated  Financial  Statements ....................    F- 6

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         On January 3, 2000, the Company advised Morrison, Brown, Argiz & Company ("Morrison") that it would not be appointed as the Company's auditors for the year ended December 31, 1999. The decision was made by the Company's officers and approved by the Company's Board of Directors. In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 1998 and 1997, there were no disagreements with Morrison on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Morrison, would have caused Morrison to make reference to the matter in its reports. The reports of Morrison for the fiscal years ended December 31, 1998 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, position with the Company and ages of the executive officers and directors of the Company.

         Name                               Age      Position
         ----                               ---      --------
         C. John Knorr, Jr. ............... 55       Chairman of the Board
         Nathan A. Roesing ................ 33       Chief Operating Officer
         Donald E. Schupp ................. 54       Director

         Carl John Knorr, Jr. Since June 1, 1996, Mr. Knorr has served as the Company's Chairman of the Board and from August 31, 1995 through May 31, 1996 as the Company's President. Mr. Knorr is also President and sole shareholder of Infinity Investment Group, Inc., the general partner and Management Company for the Partnership since 1991.

         Nathan A. Roesing. Since March 1999, Mr. Roesing has served as Chief Operating Officer. Mr. Roesing has extensive hospitality experience, having worked for Interstate Hotels, Servico Hotels, Brookshire Hotels, and Lane Hospitality. From 1995 to late 1998 Mr. Roesing served as Director of Sales and later as General Manager of the McLure House Hotel, managed by Lane Hospitality. In late 1998 to the present Mr. Roesing has served with the Company as a General Manager, and later as Chief Operating Officer. Since late 1999 he has also served as President of Vintage Hotels Corporation, the management company for the hotels owned by the Company.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2000.

Item 10. Executive Compensation

         Only one executive officer of the Company has had annual compensation in excess of $100,000. The following table shows for the years ended December 31, 1998 through December 31, 2000 the cash and other compensation paid by the Company to its President and Chief Operating Officer. There was no compensation to any Directors for the year 2000. In February 2001 an employment contract was established between the Company and Mr. C. John Knorr. This contract will expire on February 9, 2005 and includes a salary increase to $92,000 per year.

                           Summary Compensation Table

      Name and
Principal Position                            Year       Salary         Bonus
------------------                            ----       ------         -----
C. John Knorr, President                      2000      $ 78,500       $-0-
                                              1999      $ 73,500       $-0-
                                              1998      $ 62,400       $8,750

Nathan A. Roesing, Chief Operating Officer    2000      $136,000       $-0-
                                              1999      $112,452       $26,600
                                              1998      $-0-           $-0-

--------------------------
         Options Exercised in Last Fiscal Year

         There were no options exercised in fiscal year 2000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 31, 2001 for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "Beneficial Owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On March 31, 2001, there were 5,975,851 shares of common stock outstanding.

                                            No. of Shares
                                          of Common Stock         Percent
Name and address                        Beneficially Owned        of Class
----------------                        ------------------        --------
C. John Knorr, Jr. , Chairman (1)           1,018,817              17.1%
Thomas L. Callahan (2)                        675,434              11.3%
Clara Road Investments (3)                    666,666              11.2%
Linda Brauer (4)                              350,698               5.9%
Gregory Lange (5)                             323,000               5.4%
All executive officers and
  directors as a group                      1,018,817              17.1%



----------------
(1)   Mr. Knorr's address is 104 Woodhall Drive, Richmond, VA. 23229.
(2)   Mr. Callahan's address is 1001 Oystercove Drive, Grasonville, MD.  21638.
(3)   Clara Road Investments' address is 2670 Clara Road, Whitehaven, MD. 21856.
(4)   Ms. Brauer's address is 11308 Bedfordshire Avenue, Potomac, MD.  20854.
(5)   Mr. Lange's address is 3633 E. Morning Side Lane, Doraville, GA. 30340.


Item 12.  Certain Relationships and Related Transactions

         There were no related transactions between the Company and affiliated persons and entities in the year 2000.

Item 13.  Exhibits, List and Reports on Form 8-K

Exhibit
Number            Description

3.1      - Articles of Incorporation dated 5/30/90. (1)
3.2      - Amendment to the Articles of Incorporation dated 6/29/95. (1)
3.3      - Amendment to the Articles of Incorporation dated 6/20/90. (1)
3.4      - Amendment to the Articles of Incorporation dated 8/15/95. (1)
3.5      - Ohio Key I Articles of Incorporation date 12/16/96. (1)
3.6      - Ohio Key II Articles of Incorporation dated 12/16/96. (1)
3.7      - Bylaws of Registrant. (1)
3.8      - Ohio  Key I Bylaws. (1)
3.9      - Ohio  Key II Bylaws. (1)
3.10     - Amendment to the Articles of Incorporation dated June 29,1997. (2)
3.11     - Old Point Comfort Hotel, LLC Articles of Organization dated
           March 1, 1999 (6)
3.12     - Palmer Inn, Princeton, LLC Articles of Organization dated
           March 31, 1999 (6)
3.13     - McLure House Hotel and Conference Center, LLC Articles of
           Organization dated April 7, 1999 (6)
4.1      - Specimen  Common Stock Certificate. (1)
4.2      - Specimen  Class A Common Stock Purchase Warrant. (1)
4.3      - Specimen Class B Common Stock Purchase Warrant. (1)
10.1     - Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates
10.2       Limited Partnership effective August 30, 1995. (1)
10.3     - Loan Restructuring Agreement between Ohio Key I, Inc.; WAMCO XXII
           Ltd. and Sunshine Key Associates
10.4       Limited Partnership dated 1/31/96. (1)
10.5     - Promissory  Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio
           Key II, Inc. dated 12/31/96. (1)
10.6     - Restated Mortgage and Assumption Agreement. (1)
10.7     - Assignment for Assumption of Leases between Ohio Key I, Inc. and
           Sunshine Key Associates Limited
10.8       Partnership dated 1/24/97. (1)
10.9     - Agreement for Assumption of Liabilities between Ohio Key I, Inc. and
           Sunshine Key Associated Limited
10.10      Partnership dated 1/24/97. (1)
10.11    - Assignment and Assumption of Contracts between Ohio Key I, Inc. and
           Sunshine Key Associated Limited
10.12      Partnership dated 1/24/97. (1)
10.13    - Assignment between Ohio Key I, Inc. and Sunshine Key Associated
           Limited Partnership dated 1/24/97. (1)
10.14    - Purchase agreement between Ohio Key I, Inc., Ohio Key II, Inc. and
           WesBanco for the purchase of the Ramada
10.15       Plaza City Centre dated September 23,1998. (3)
10.16    - Agreement of Sale between Ohio Key I, Inc.,  Ohio Key II, Inc. and
           Keydocrom,  Inc. for the purchase of the
10.17      Palmer Inn date November 11, 1998. (4)
10.18    - Sale and Purchase of Assets  Agreement  between Ohio Key I, Inc.,
           Ohio Key II, Inc. and Chamberlin Hotel LLC
10.19      dated November 30, 1998 (4)
10.20    - Ramada Plaza City Centre $2,400,000 Term Note. (5)
10.21    - Palmer Inn $4,000,000 Mortgage Note. (5)
10.22    - Palmer Inn Note and Mortgage Modification and Assumption Agreement
           for 10.21 $1,000,000 First
10.23      Mortgage.(5)
10.24    - Palmer Inn Promissory Note of $940,000.(5)
10.25    - Letter on Change in Certifying Accountants. (6)
10.26    - Palmer Inn $5,100,000 Note and Mortgage Agreement to satisfy 10.21,
           10.22 and 10.24. (6)
10.27    - Chamberlin Hotel Deed of Trust and Mortgage Agreement $1,675,000. (6)
21.1     - Subsidiaries. (6)
23.1     - Independent Auditor's Consent. (6)

         Footnotes

(1) Incorporation by reference to Registrant's Form SB-2 Registration Statement (File No. 0-023075).
(2) Incorporation by reference to Registrant's Amendment to Form SB-2 Registration Statement (File No. 0-023075).
(3) Incorporation by reference to Registrant's current report on Form 8-K dated filed on October 22, 1998 (File No. 0-023075).
(4) Incorporation by reference to Registrant's amended current report on Form 8-K/A filed on December 14, 1998 (File No. 0-023075).
(5) Incorporated by reference to the Registrant's report on Form 10-KSB, filed on April 15, 1999 (File no. 0-023075).
(6)      Filed herewith.


     (b) Reports on Form 8-K

     The Company filed a current report on Form 8-K, date of report February 4, 2000, which reported a change in the Company's certifying accountants.

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Pelican Properties, International, Corp
                                                (Registrant)

                                    By: /s/  C. John Knorr
                                        ---------------------------------------
                                                   C. John Knorr
                                                     Chairman

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                          Title                       Date
      ---------                          -----                      -----
/s/ C. John Knorr               Chairman of the Board             April 16, 2001
----------------------------     (Principal Executive Officer)
     C. John Knorr

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

                                 C O N T E N T S
                                 ---------------


                                                                        Page
                                                                       Number
                                                                       ------
Report of Independent Certified Public Accountants                     F-1


CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet as of December 31, 2000                F-2

     Consolidated Statements of Operations for the

        Years Ended December 31, 2000 and 1999                         F-3

     Consolidated Statements of Changes in Shareholders' Equity

        for the Years Ended December 31, 2000 and 1999                 F-4

     Consolidated Statements of Cash Flows for the

        Years Ended December 31, 2000 and 1999                         F-5

     Notes to Consolidated Financial Statements                        F-6

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Pelican Properties International Corp.
    and Subsidiaries
Fort Monroe, Virginia

We have audited the accompanying consolidated balance sheet of Pelican Properties International Corp. and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pelican Properties International Corp. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has experienced working capital deficiencies. The Company currently has a working capital deficit of $3,472,080 as of December 31, 2000. Additionally, the Company incurred a loss from operations before income taxes of $1,160,007 and had negative cash flows from operations of $90,190. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Certified Public Accountants

Orlando, Florida
February 16, 2001

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



                                              ASSETS
CURRENT ASSETS
Cash                                                                                                                   $    268,361
Accounts receivable, net of allowance for doubtful accounts of $188,786                                                     185,227
Supplies                                                                                                                    111,638
Prepaid expenses                                                                                                             23,825
Other current assets                                                                                                        108,348
                                                                                                                       ------------
                                                                               TOTAL CURRENT ASSETS                         697,399

PROPERTY AND EQUIPMENT, net of accumulated depreciation
     and amortization of $1,796,895                                                                                      16,316,385

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $33,787                                                             186,451
Deferred franchise costs, net of accumulated amortization of $1,378                                                          17,622
Deposits and other                                                                                                          173,094
                                                                                                                       ------------
                                                                                                                            377,167
                                                                                                                       ------------
                                                                                                                       $ 17,390,951
                                                                                                                       ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                                                   $  1,916,515
Accounts payable and accrued liabilities                                                                                  1,557,273
Obligation for renovations                                                                                                  646,495
Income taxes payable                                                                                                         12,000
Other current liabilities                                                                                                    37,196
                                                                                                                       ------------
                                                                          TOTAL CURRENT LIABILITIES                       4,169,479

LONG-TERM DEBT, less current maturities                                                                                   7,397,801

DEFERRED INCOME TAXES                                                                                                     2,911,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares  authorized; none issued or outstanding                                                        --
Common Stock, par value $.001; 100,000,000 shares authorized;
   5,975,851 shares issued and outstanding                                                                                    5,975
Additional paid-in capital                                                                                                3,393,216
Deficit                                                                                                                    (486,520)
                                                                                                                       ------------

                                                                         TOTAL SHAREHOLDERS' EQUITY                       2,912,671
                                                                                                                       ------------

                                                         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 17,390,951
                                                                                                                       ============

    The accompanying notes are an integral part of the financial statements.

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999



                                                                                                         2000               1999
                                                                                                     -----------        -----------
REVENUES
Rooms                                                                                                $ 5,751,359        $ 5,324,616
Food and beverage                                                                                      1,704,930          1,621,447
Rental income                                                                                            488,019            529,075
Interest income                                                                                           15,515             53,252
Other                                                                                                    390,329            360,813
                                                                                                     -----------        -----------

                                                                    TOTAL REVENUES                     8,350,152          7,889,203

COSTS AND EXPENSES
Rooms                                                                                                  1,411,915          1,425,422
Food and beverage                                                                                      1,548,380          1,395,898
Other operating expenses                                                                               3,366,097          3,017,256
Corporate expenses                                                                                       933,652            971,272
Sales and marketing expenses                                                                             537,395            584,667
Interest expense                                                                                         746,917            614,526
Depreciation and amortization                                                                            965,803            858,428
                                                                                                     -----------        -----------
                                                          TOTAL COSTS AND EXPENSES                     9,510,159          8,867,469
                                                                                                     -----------        -----------

                                                              LOSS FROM OPERATIONS
                                                               BEFORE INCOME TAXES                    (1,160,007)          (978,266)

INCOME TAX (PROVISION) BENEFIT                                                                           739,000           (775,000)
                                                                                                     -----------        -----------

                                                    LOSS BEFORE EXTRAORDINARY ITEM                      (421,007)        (1,753,266)

EXTRAORDINARY ITEM, net of $195,000
in taxes, for December 31, 1999                                                                               --            305,000
                                                                                                     -----------        -----------

                                                                          NET LOSS                   $  (421,007)       $(1,448,266)
                                                                                                     ===========        ===========


BASIC AND DILUTED EARNINGS (LOSS)
PER COMMON SHARE:
Loss from operations before extraordinary item                                                       $     (0.07)       $     (0.31)
                                                                                                     -----------        -----------
Extraordinary item                                                                                   $        --        $      0.05
                                                                                                     -----------        -----------
Net loss                                                                                             $     (0.07)       $     (0.25)
                                                                                                     ===========        ===========



    The accompanying notes are an integral part of the financial statements.

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                     Years Ended December 31, 2000 and 1999


                                               Common Stock             Preferred Stock     Additional   Retained
                                        ------------------------- ----------------------     Paid-In     Earnings
                                         Shares        Amount      Shares       Amount       Capital     (Deficit)         Total
                                       -----------   -----------  --------   -----------   -----------   -----------    -----------


BALANCES - DECEMBER 31, 1998             5,094,185   $     5,094        --   $        --   $ 3,278,588   $ 1,382,753    $ 4,666,435

ISSUANCE OF COMMON STOCK FOR SERVICES      215,000           215        --            --       108,628            --        108,843

ISSUANCE OF COMMON STOCK UPON
EXERCISE OF OPTIONS                        666,666           666        --            --         6,000            --          6,666

NET LOSS                                        --            --        --            --            --    (1,448,266)    (1,448,266)
                                       -----------   -----------  --------   -----------   -----------   -----------    -----------

BALANCES - DECEMBER 31, 1999             5,975,851         5,975        --            --     3,393,216       (65,513)     3,333,678

NET LOSS                                        --            --        --            --            --      (421,007)      (421,007)
                                       -----------   -----------  --------   -----------   -----------   -----------    -----------

BALANCES - DECEMBER 31, 2000             5,975,851   $     5,975        --   $        --   $ 3,393,216   $  (486,520)   $ 2,912,671
                                       ===========   ===========  ========   ===========   ===========   ===========    ===========







    The accompanying notes are an integral part of the financial statements.

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2000 and 1999

                                                                                                           2000              1999
                                                                                                      -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                                              $  (421,007)      $(1,448,266)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation                                                                                              875,125           843,913
Amortization                                                                                               90,678            14,514
Extraordinary gain on forgiveness of debt                                                                      --          (500,000)
Stock issued for compensation and services                                                                     --           108,843
Provision for bad debts                                                                                    30,810           154,976
Deferred income taxes                                                                                    (601,000)          819,268
Change in:
Accounts receivable                                                                                      (128,747)           48,532
Inventories                                                                                               (28,664)          (10,423)
Prepaid expenses                                                                                            1,555            10,310
Income taxes refundable                                                                                   228,000          (228,000)
Other assets                                                                                             (426,444)          (31,213)
Accounts payable and accrued expenses                                                                     431,968           652,177
Income taxes payable                                                                                     (138,000)          (11,684)
Other liabilities                                                                                          (4,464)          (59,804)
                                                                                                      -----------       -----------

                                 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                      (90,190)          363,143

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in investments                                                                                        --         1,082,488
Collection of note receivable                                                                             500,000                --
Decrease in other receivable                                                                                   --           224,047
Acquisition of fixed assets                                                                              (538,489)       (1,490,110)
                                                                                                      -----------       -----------

                                               NET CASH USED IN INVESTING ACTIVITIES                      (38,489)         (183,575)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                                (6,446,997)       (1,194,335)
Proceeds from borrowings                                                                                6,775,000           955,515
Proceeds from issuance of common stock                                                                         --             6,666
                                                                                                      -----------       -----------

                                                       NET CASH PROVIDED BY (USED IN)
                                                                FINANCING ACTIVITIES                      328,003          (232,154)
                                                                                                      -----------       -----------

                                                    NET INCREASE (DECREASE) IN CASH                       199,324           (52,586)

CASH AT BEGINNING OF YEAR                                                                                  69,037           121,623
                                                                                                      -----------       -----------

CASH AT END OF YEAR                                                                                   $   268,361       $    69,037
                                                                                                      ===========       ===========



    The accompanying notes are an integral part of the financial statements.

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years Ended December 31, 2000 and 1999

NOTE  1 -     ORGANIZATION AND OPERATIONS

              Organization

              Pelican Properties International Corp. and its subsidiaries (the "Company") own and operate three hotels: the Ramada Plaza City Center Hotel (formerly known as McLure House Hotel and Conference Center) in Wheeling, West Virginia ("Ramada Plaza"), the Palmer Inn in Princeton, New Jersey ("Palmer Inn") and the Chamberlin Hotel in Hampton, Virginia ("Chamberlin Hotel"). The Company derives substantially all of its revenue from the operations of the three hotels.

              The accompanying consolidated financial statements include the accounts of Pelican Properties International Corp., and its wholly owned subsidiaries, which operate Ramada Plaza, Palmer Inn and Chamberlin Hotel. All significant intercompany transactions and accounts have been eliminated in the consolidation.

              Continued Operations

              The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company incurred losses from operations before income taxes of approximately $1,160,000 and $978,000 during the years ended December 31, 2000 and 1999, respectively, and had a deficiency in working capital of approximately $3,470,000 at December 31, 2000.

              The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its obligations on a timely basis. The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by reducing operating losses at the Chamberlin Hotel, either through the sale of the property or through a joint venture. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale, refinancing, or joint venture of the Chamberlin Hotel, should such a sale, refinancing or joint venture occur, in an amount necessary to eliminate its working capital deficit and repay its debt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

              Revenue Recognition

              Revenue is recorded on the accrual basis in the period in which occupancy rights are provided to guests and tenants. Advance deposits are recorded as "deferred revenue" until occupancy occurs.

NOTE 2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Supplies

              Supplies consists primarily of food, beverage and housekeeping inventories. Supplies are stated at the lower of cost, determined using the first-in, first-out method, or market value.

              Property and Equipment

              Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Building improvements are amortized over the estimated useful lives of the improvements. The estimated useful lives for property and equipment are as follows:

                                                                     Years
                                                                   ----------

                   Buildings and building improvements              15  - 39
                   Furniture, fixtures and equipment                 5  -  7
                   Computer equipment                                      5

              Other Assets

              Other assets consists primarily of deferred financing costs and deposits. Deferred financing costs are amortized over the terms of the related borrowings (see Note 5). Other assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future cash flows is less than the carrying amount of the asset, a loss is recognized.

              Environmental Liabilities

              Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

              In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of property and/or mitigate or prevent contamination from future operations. The Company has not recorded an accrual for environmental liabilities at December 31, 2000.

              Income Taxes

              The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in its financial statements or tax returns. Deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of liabilities and assets using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 6).

NOTE  2 -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

              Earnings (Loss) Per Share

              Basic earnings (loss) per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common share equivalents were not considered in the diluted earnings per share calculation for 2000 or 1999 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings (loss) per share for 2000 and 1999 were calculated based on 5,975,851 and 5,699,849 weighted average common shares outstanding during each year, respectively.

              Credit Risk and Concentrations

              Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

              The Company maintains its cash primarily in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and management believes that it is not exposed to any significant credit risk with respect to cash.

              Fair Value of Financial Instruments

              The carrying values of cash, accounts receivable, note receivable, accounts payable, accrued expenses and borrowings approximate their fair values.

              Comprehensive Income

              There were no items of other comprehensive income for the years ended December 31, 2000 and 1999, respectively.

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

              Reclassifications

              Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Note  3 -     NOTE RECEIVABLE

              In November 1998, in connection with the Company's purchase of the Palmer Inn, the Company loaned $500,000 to the seller and obtained a promissory note receivable in exchange. The note receivable earned interest at an annual rate of 7.5% through June 1999. After that date, the note earned interest at an annual rate of 8%. Interest was payable in monthly installments. The principal balance was collected from the seller during 2000.

Note  4 -     PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2000:

                Land                                               $  1,084,587
                Buildings and building improvements                  14,769,053
                Furniture, fixtures and equipment                     2,140,915
                Computer equipment                                       71,945
                Renovations in progress                                  46,780
                                                                   ------------
                                                                     18,113,280
                Less accumulated depreciation and amortization       (1,796,895)
                                                                   ------------
                         Property and equipment, net               $ 16,316,385
                                                                   ============


Note  5 -    BORROWING ARRANGEMENTS

             The Company's borrowing arrangements at December 31, 2000, consists of the following:

             Promissory note payable to a financial institution,
             payable in monthly payments of principal and
             interest at a rate of 9.75% with any unpaid
             principal and interest due July 20, 2005.
             Collateralized by the property and equipment of the
             Palmer Inn, an interest reserve of $59,000, and
             guaranteed by the Company's chairman.                  $ 5,079,618

             Mortgage note payable to a corporation, payable in
             monthly installments of interest only at prime plus
             5% from October 12, 2000 to October 11, 2001. The
             principal balance of the note and any accrued
             interest is due October 11, 2001. The note is
             collateralized by substantially all property and
             equipment at the Chamberlin Hotel and guaranteed by
             the Company's chairman.                                  1,675,000

             Mortgage note payable to a financial institution,
             payable in monthly payments of interest only at 7.5%
             per annum through October 2000, after which the
             principal balance is amortized based on a 25-year
             amortization schedule with the remaining principal
             balance due on October 16, 2003. Collateralized by
             the property and equipment of the Ramada Plaza.          2,394,515

             Obligation due to the former owner of the Chamberlin
             Hotel pursuant to an agreement dated October 6,
             2000, by which an amount of $151,427 is due the
             former owner to satisfy certain obligations
             resulting from the transfer of ownership of the
             Chamberlin Hotel to the Company. The obligation is
             not subject to interest and the date of final
             payment is dependent on further arbitration.               151,427

             Other borrowing arrangement with a financial
             institution, interest at 9.65%, payable in monthly
             installments of principal and interest, maturing in
             2004, collateralized by a vehicle.                      $   13,756
                                                                     ----------
                                                                      9,314,316
             Less current maturities                                  1,916,515)
                                                                     -----------
                          Total long-term debt                       $7,397,801
                                                                     ==========

              Cash paid for interest amounted to approximately $705,000 and $590,000 in 2000 and 1999, respectively.

              The aggregate maturities of the Company's borrowing arrangements subsequent to December 31, 2000, approximate the following:

                             Year Ending
                            December 31,                         Amount
                       ------------------------              ----------------

                                2001                         $   1,916,515
                                2002                         $      98,104
                                2003                         $   2,389,935
                                2004                         $      74,107
                                2005                         $   4,835,655


Note  6 -  INCOME TAXES

              The components of the Company's benefit (provision) for income taxes for the years ended December 31, 2000 and 1999, are as follows:

                                                                                      2000                1999
                                                                                    ---------          ----------
                   Current
                       Federal                                                      $  100,000         $ (100,000)
                       State                                                            38,000            (50,000)
                                                                                    ----------         ----------
                          Total current                                                138,000           (150,000)

                   Deferred
                       Federal                                                         513,000           (746,000)
                       State                                                            88,000            (74,000)
                                                                                    ----------         ----------
                          Total deferred                                               601,000           (820,000)
                                                                                    ----------         ----------
                          Total benefit (provision) for income taxes                $  739,000         $ (970,000)
                                                                                    ==========         ==========

              The provision for income taxes in 1999 is reflected in the consolidated statements of operations as net components included in extraordinary items and income tax (provision) benefit.

              Significant components of the Company's deferred tax liabilities and assets at December 31, 2000, are approximately as follows:

                  Deferred Tax Liability
                  ----------------------
                      Deferred gain from like-kind exchange        $(3,100,000)

                  Deferred Tax Asset
                  ------------------
                      Net operating loss carryforward                  116,000
                      Bad debt allowance                                71,000
                      Other                                              2,000
                                                                   ------------

                      Total deferred tax assets                        189,000
                                                                   -----------

                         Net deferred taxes                        $(2,911,000)
                                                                   ============

              In 1998, the Company used the proceeds from of the sale of Sunshine Key RV Resort and Marina ("Sunshine Key") in the acquisition of the three hotels. In 1999, the Company made an election under Section 1031 of the Internal Revenue Code related to the filing of its 1998 income tax return. This election allowed the Company to reduce the tax basis of the property exchanged in 1998 rather than having to recognize taxable income currently.

              When calculating the estimated tax basis of its assets and the tax provision at December 31, 1998, certain information related to a forgiveness of indebtedness from a debt restructuring in 1996 was not considered when determining the tax basis of the assets. This change in basis results in an additional deferral of income taxes in 1999 of $1,023,000 and is reflected in the Company's 1999 income tax provision.

              Reconciliations of the significant differences between the tax at the federal statutory income tax rate and the effective income tax rate on pre-tax loss, are as follows:

                                                             2000         1999
                                                            -------      ------

                  Statutory federal rate                     (34)%        (34)%
                  Differences in estimated tax and
                     book basis of assets                    (21)         214
                  Tax benefit of net operating loss
                     carryforward                             (5)          20
                  State tax effect, net of federal
                     benefit                                  (3)           3
                  Other                                       (1)          --
                                                            -------      -----

                                                              (64)%       203%
                                                            =======      =====

              The Company has unused net operating loss carryforwards of approximately $772,000 at December 31, 2000, of which approximately $158,000 and $614,000 expire in the year 2012 and 2020, respectively.

              No cash was paid for income taxes in 2000 and 1999.

Note  7 -     SHAREHOLDERS' EQUITY

              Common Stock Purchase Warrants

              Through March 19, 2000, the Company had 200,000 Class A Common Stock Purchase Warrants ("Class A Warrants") outstanding. The holders of each Class A Warrant were entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class A Warrants expired unexercised on March 19, 2000.

              The Company also has 200,000 Class B Common Stock Purchase Warrants ("Class B Warrants") outstanding. The holders of each Class B Warrant are entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class B Warrants are exercisable through March 19, 2001 and are subject to redemption by the Company at a price of $1.00 per Class B Warrant.

              Preferred Stock

              The Company has authorized the issuance of up to 1,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions, including voting and conversion rights, as determined by the Company's Board of Directors.

              Common Stock Options

              During 2000 and 1999, the Company had various stock options outstanding to certain officers. The following table summarizes the aggregate stock options activity for the years ended December 31, 2000 and 1999:

                                                             Shares Under
                                                                Option
                                                             ------------

                 Outstanding at December 31, 1998               706,666
                 Grants                                              --
                 Exercises                                     (666,666)
                 Cancellations
                                                              ---------
                 Outstanding at December 31, 1999                40,000
                 Grants                                              --
                 Exercises                                           --
                 Cancellations                                       --
                                                              ---------
                 Outstanding at December 31, 2000                40,000
                                                              =========

              The 666,666 options that were exercised in 1999 were exercised at a price of $0.01 per share. The 40,000 options that remain outstanding as of December 31, 2000, are exercisable at a price of $1.00 per share.

              Issuance of Common Stock for Services

              During 1999, the Company issued 215,000 shares of its common stock to a consultant in payment for services. The shares were valued at $108,843.

Note  8 -     COMMITMENTS AND CONTINGENCIES

              Franchise Agreement

              The Palmer Inn operates under a franchise agreement with a national hotel franchise system. The agreement provides for, among other things, an annual membership fee, as determined by the franchiser's board of directors. The agreement also requires the Company to pay a royalty fee and reservation fee based on room bookings, net of cancellations. The terms of the franchise agreement renew automatically each year at the discretion of the franchiser. The Company may terminate the franchise agreement at any time without penalty.

              The Ramada Plaza also operates under a franchise agreement with a national hotel franchise system. Deferred costs related to the acquisition of the franchise agreement of $19,000 have been recorded as an other asset in the December 31, 2000 consolidated balance sheet, net of accumulated amortization of $1,378. The franchise agreement provides for, among other things, a monthly royalty and service fee ranging from 6.5% of monthly gross room revenues in the first year to 8.5% by year five of the franchise agreement. The term of the franchise agreement is 15 years.

              Lease as Lessee

              The Company leases the land upon which the Chamberlin Hotel is located through an operating lease contract. The lease provides for minimum lease payments of $6,000 per year through the lease's expiration date in 2037. Total rent expense approximated $6,000 for the years ended December 31, 2000 and 1999.

              Lease as Lessor

              The Company leases certain food and beverage and retail concession space to unrelated businesses. The Company receives rents for the leased space on a monthly basis. The scheduled future minimum rents to be received under these leases are approximately as follows:

                                     Year Ending
                                     December 31,                 Amount
                               --------------------          ---------------
                                        2001                  $    201,095
                                        2002                  $    159,110
                                        2003                  $    145,329
                                        2004                  $     41,880
                                        2005                  $      9,303

              Legal Proceedings

              The Company is engaged in various legal and regulatory proceedings. Management believes that the range of potential loss resulting from these proceedings will fall within the Company's available insurance coverage and that the outcomes of such proceedings will not be material to the Company's consolidated financial position. Additionally, the Company is subject to extensive federal, state and local laws and regulations. Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action, including fines and penalties.

              On November 30, 1998, the Company acquired the assets of the Chamberlin Hotel, including the building, furniture, fixtures and equipment used in its operations, for $5,350,000. In connection with the acquisition, the Company assumed responsibility for a 40-year lease for the land on which the hotel is located. Also in connection with the acquisition, the Company assumed notes payable in the aggregate amount of $3,000,000. The holder of the notes payable offered a $500,000 reduction in the principal amount of the notes if payment of the notes in full would occur within 60 days of the closing and such payment was guaranteed. In January 1999, $2,500,000 was paid in full satisfaction of the notes approximately as follows: $2,276,500 by the previous owner of the Chamberlin Hotel and $223,500 by the Company. The $2,276,500 amount paid by the previous owner on the Company's behalf was not evidenced by a written agreement and had no formal terms for repayment. The $500,000 discount for the early repayment, net of the related income tax effect of $195,000, was accounted for as an extraordinary gain in the accompanying consolidated statement of operations for the year ended December 31, 1999.

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

              In February 2000, the Company and the previous owner entered into a stipulated settlement agreement which provided, among other things, that the previous owner would accept a payment of $1,630,000 as payment in full for the $2,276,500 that had been advanced by the former owner on behalf of the Company. The resulting difference of approximately $646,500 represented the estimated cost of the renovations necessary to effect the assignment of the land lease.

              After continued arbitration, the Court entered a Consent Order on July 6, 2000 which provided, among other things, that the Company execute a deed of trust and a promissory note in the amount of $1,550,000 with interest at 10% per annum. On October 6, 2000, both parties agreed to settle this proceeding. Pursuant to such settlement, the parties agreed that the principal sum owed the former owner, inclusive of interest, amounted to $1,551,427. The Company remitted $1,400,000 plus accrued interest to the former owner in return for a satisfaction of the deed of trust on the property. The remaining $151,427 is recorded in the financial statements as an obligation to the former owner. Arbitration regarding other issues surrounding the sale of the Chamberlin Hotel continue, however, management does not believe the outcome will be material to the financial statements.