Form 10QSB
period 2001-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2001-05-15
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2001

      [    ]   Transition Report Under Section 13 or 15(d) of
               the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

             Florida                                     65-0616879
   ----------------------------                 -----------------------------
   (State or Other Jurisdiction                (IRS Incorporation or Employer
        of Organization)                            Identification Number)

                                 2 Fenwick Road
                                    Suite 100
                           Fort Monroe, Virginia 23651
                      -------------------------------------
                     (Address of Principal Executive Office)

                                 (757) 224-5234
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                           Yes   [ X ]   No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of April 30, 2001 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM. 1  Financial Statements

         Condensed Consolidated Balance Sheets                      Page 3
         March 31, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations--          Page 4
         Three Months Ended March 31, 2001 and March 31, 2000

         Condensed Consolidated Statements of Cash Flows            Page 5
         Three Months Ended March 31, 2001 and March 31, 2000

         Notes to Condensed Consolidated Financial Statements       Pages 6 - 7

ITEM 2 - Management Discussion and Analysis of Financial

                  Condition and Results of Operations               Pages 7 - 8


PART II - OTHER INFORMATION
---------------------------

ITEM 1 - Legal Proceedings                                          Pages 9 - 10

ITEM 2 - Changes in Securities                                      Page 10

ITEM 3 - Defaults upon Senior Securities                            Page 10

ITEM 4  - Submission of Matter to Vote of Security Holders          Page 10

ITEM 5 - Other Information                                          Page 10

ITEM 6 - Exhibits and Reports on Form 8-K                           Page 11

                  PELICAN PROPERTIES INTERNATIONAL CORP.
                             AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    March 31       December 31
                                                                                      2001            2000
                                                                                  ------------    ------------
                                                                                   Unaudited
                                  ASSETS
CURRENT ASSETS
Cash                                                                              $     84,687    $    268,361
Accounts receivable, net of allowance for doubtful accounts                             75,137         185,227
Supplies                                                                                94,981         111,638
Prepaid expenses                                                                        25,588          23,825
Other current assets                                                                   123,031         108,348
                                                                                  ------------    ------------
                                                       TOTAL CURRENT ASSETS            403,424         697,399

PROPERTY AND EQUIPMENT, net of accumulated depreciation
of $2,017,794 and $1,796,895 respectively                                           16,133,889      16,316,385

OTHER ASSETS
DEFERRED LOAN COSTS, NET OF ACCUMULATED                                                149,464         186,451
AMORTIZATION OF $62,774 and $33,787
DEFERRED FRANCHISE COSTS, NET OF ACCUMULATED                                            17,304          17,622
AMORTIZATION OF $1,696 AND $1,378
DEPOSITS AND OTHER                                                                      60,839         173,094
                                                                                  ------------    ------------
                                                                                       227,607         377,167
                                                                                  ------------    ------------
                                                                                  $ 16,764,920    $ 17,390,951
                                                                                  ============    ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                              $  1,916,516    $  1,916,515
Accounts payable and accrued liabilities                                             1,645,563       1,557,273
Obligation for renovations                                                             646,495         646,495
Other current liabilities                                                                   --          49,196
                                                                                  ------------    ------------
                                                  TOTAL CURRENT LIABILITIES          4,208,574       4,169,479



LONG-TERM DEBT, less current maturities                                              7,378,813       7,397,801

DEFERRED INCOME TAXES                                                                2,702,000       2,911,000
COMMITMENTS AND CONTINGENCIES                                                               --              --

STOCKHOLDER'S EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                                5,975           5,975
Additional paid-in capital                                                           3,393,216       3,393,216
Accumulated deficit                                                                   (923,658)       (486,520)
                                                                                  ------------    ------------
                                                 TOTAL STOCKHOLDERS' EQUITY          2,475,533       2,912,671
                                                                                                  ------------

                                 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 16,764,920    $ 17,390,951
                                                                                  ============    ============

      See accompanying notes to condensed consolidated financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three Months Ended     Three Months Ended
                                                           March 31              March 31
                                                             2001                 2000
                                                          -----------          -----------
                                                           Unaudited            Unaudited
REVENUES

Rooms                                                     $   929,441          $   997,200
Food and beverage                                             225,426              230,956
Rental income                                                  93,789              113,336
Other                                                          59,138               87,973
                                                          -----------          -----------

                                   TOTAL REVENUES           1,307,794            1,429,465
                                                          -----------          -----------


OPERATING COSTS & EXPENSES
Rooms                                                         271,094              309,168
Food and beverage                                             200,347              271,922
Other operating expenses                                      231,692              263,290
Corporate expenses                                            259,250              300,819
Sales and marketing expenses                                  116,495              139,809
Reservations expense                                              458                1,778
Advertising expense                                             1,511                   --
Franchise expense                                              28,978               25,507
Engineering expense                                           116,993              131,851
Utilities expense                                             147,963              125,028
                                                          -----------          -----------
        TOTAL OPERATING COSTS & EXPENSES                    1,374,781            1,569,172

LOSS FROM OPERATIONS BEFORE TAXES, INSURANCE,                 (68,987)            (139,707)
INTEREST, DEPRECIATION, AND AMORTIZATION

Taxes and Insurance                                           102,227              102,437
Interest expense                                              219,597              202,268
Depreciation and amortization                                 257,327              221,159
                                                          -----------          -----------

LOSS BEFORE INCOME TAX BENEFIT                               (646,138)            (665,571)
                                                          -----------          -----------

INCOME TAX BENEFIT                                            209,000              223,000
                                                          -----------          -----------

                                         NET LOSS         $  (437,138)         $  (442,571)
                                                          ===========          ===========


BASIC AND DILUTED COST
                                                          -----------          -----------
PER COMMON SHARE                                                (0.07)               (0.07)
                                                          ===========          ===========

      See accompanying notes to condensed consolidated financial statements

                          PELICAN PROPERTIES INTERNATIONAL CORP.
                                     AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Three Months Ended   Three Months Ended
                                                                                                 March 31             March 31
                                                                                                   2001                 2000
                                                                                                   ----                 ----
                                                                                                Unaudited            Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                           $(437,138)         $(442,571)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization                                                                        257,327            221,159

Changes in:
    Investments
Accounts receivable, net                                                                             110,090             43,935
Supplies                                                                                              16,657             26,019
Prepaid expenses                                                                                      (1,763)             2,798
Tax refund receivable                                                                                     --            228,000
Other current assets                                                                                 (14,683)                --
                                                                                                                      ---------
Other assets                                                                                         113,132            (15,767)
Accounts payable and accrued liabilities                                                              88,290             35,066
Other current liabilities                                                                            (37,196)           149,060
Deferred income taxes                                                                               (209,000)           (73,000)
Income taxes payable                                                                                 (12,000)          (150,000)
Other liabilities                                                                                         --              8,063
                                                                                                   ---------          ---------

                                       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (126,284)            32,762

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment                                                                (38,403)           (55,483)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                              (18,987)              (409)
                                                                                                   ---------          ---------

                                                                      NET DECREASE IN CASH          (183,674)           (23,130)

CASH AT BEGINNING OF PERIOD                                                                          268,361             69,037
                                                                                                   ---------          ---------


CASH AT END OF PERIOD                                                                              $  84,687          $  45,907
                                                                                                   =========          =========

      See accompanying notes to condensed consolidated financial statements

             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 2000. The accompanying condensed consolidated financial statements should be read in conjuction with the 2000 financial statements which can be found in the Company's annual report on form 10-KSB for 2000.

         The March 31, 2001 condensed consolidated financial statements include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., McLure House Hotel & Conference Center, LLC, Purchasing Concepts, Inc., and Vintage Hotels Corporation (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

         Basic and diluted loss per share amounts are equal because the Company has a net loss and consideration of the redeemable preferred stock, options, warrants and their equivalents would result in anti-dilutive effects to earnings per share.

NOTE 3 - LONG TERM DEBT
-----------------------

Current maturities of the Long - Term debt include the following obligations:
Palmer Inn, Princeton, LLC $55,680 McLure House Hotel & Conference Center, LLC (dba Ramada Plaza City Center Hotel) $34,408 Old Point Comfort Hotel, LLC $1,675,000 Former Owner of Chamberlin Hotel $151,427

NOTE 4 - SUBSEQUENT EVENT
-------------------------

         The Ramada Plaza City Center Hotel has secured a commitment of $109,000 from a financial institution to finance the renovations required by the restaurant lessee. Construction is expected to begin in May 2001.

NOTE 5 - CONTINUING OPERATIONS
------------------------------

         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company reported a net loss of $(437,138) for the three months ended March 31, 2001, and had a working capital deficiency and accumulated deficit of approximately $(3,805,150) and $(924,000), respectively.

           The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its obligations on a timely basis. The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by reducing operating losses at the Chamberlin Hotel, either through the sale of the property or through a joint venture. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale, refinancing, or joint venture of the Chamberlin Hotel, should such a sale, refinancing or joint venture occur, in an amount necessary to eliminate its working capital deficit and repay its debt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2 Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
       of Continuing Operations
       ------------------------

         The following discussions should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report:

         Certain matters discussed in this Quarterly Report on Form 10-QSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000
--------------------------------------------------------------------------------
for Continuing Operations
-------------------------

         For the three-month period ended March 31, 2001, total revenues were $1,307,794 as compared to $1,429,465 in the three-month period ended March 31, 2000. Total costs and expenses were $1,953,933 for the three-month period ended March 31, 2001 as compared to $2,095,036 for the three-month period ended March 31, 2000. The Gross Profit, defined as total revenues less rooms, food and beverage, and other operating expenses, for the three-month period ended March 31, 2001 was $604,661 as compared to $585,085 for the three-month period ended March 31, 2000. Total revenues decreased for the three-month period ended March 31, 2001, by 8.5% from the three-month period ended March 31, 2000. Factors affecting this decrease were several severe winter storms that caused the cancellation of travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, and a reduction of reservations in our current markets.

         Total operating expenses decreased by 16.7% to $703,133 in the three-month period ended March 31, 2001 from $633,189 in the three-month period ended March 31, 2000. Corporate Office expenses decreased in the three-month period ended March 31, 2001 by 13.8% to $259,250 from $300,819 in the three-month period ended March 31, 2000. Sales and Marketing expenses decreased in the three-month period ended March 31, 2001 by 16.7% to $116,495 from $139,809 in the three-month period ended March 31, 2000. Interest expense increased in the three-month period ended March 31, 2001 to $219,597 from $202,268 in the three-month period ended March 31, 2000. Depreciation and amortization expense increased for the three-month period ended March 31, 2001 to $257,327 from $221,159 in the three-month period ended March 31, 2000. The control of costs by management enabled the company to realize a more modest loss in the first quarter, 2001, as compared to that in the first quarter, 2000. Such a comparison shows a reduction of costs of $141,103, which is a 6.8% difference from the first quarter of 2000. Increased interest expense is the direct result of re-financing activities in 2000. Increased depreciation costs are the result of increased fixed assets.

         Loss before Income Tax Benefit was $(646,138) in the three-month period ended March 31, 2001 as compared to $(665,571) in the three-month period ended March 31, 2000. Net Loss was $(437,138) in the three- month period ended March 31, 2001 as compared to $(442,571) in the three-month period ended March 31, 2000.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital deficiency increased from December 31, 2000 by $333,070. As of March 31, 2001 the Company had net accounts receivable of $75,137 as compared to $185,227 at December 31, 2000. As of March 31, 2001 the Company had accounts payable and accrued expenses of $1,645,563 as compared to $1,557,273 at December 31, 2000. The working capital deficit has increased due to the increase of accrued liabilities such as withholding taxes and accounts payable. The decrease in net accounts receivable is due to fewer holiday bookings.

ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

         Historically the mid-atlantic hotel region has experienced improved performance during the second and third quarters of the financial year. We expect all three hotel locations to meet or exceed the approved budget for 2001 during these quarters. The Ramada City Center has a commitment for bookings from a tobacco litigation trial starting in August, 2001. Several steps have been taken to reduce and to consolidate costs at each hotel location, as well as the corporate office. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by reducing operating losses at the Chamberlin Hotel, either through the sale of the Chamberlin Hotel or through a joint venture. There can be no assurance that the Company will be successful in those efforts.

PART II - OTHER INFORMATION
---------------------------

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

         In the above litigation, the Court appointed a consultant to prepare a report ("Report") regarding the indebtedness and claims by and between Ohio Key and Barggren. The final Report states that Barggren owes Ohio Key the sum of $265,678.88. Ohio Key and Barggren agreed in such litigation that the appropriateness of the Report would be submitted to "fast track" arbitration. In October 2000, James C. Barggren and JCB Financial Corp. requested arbitration with respect to the Report and any credits or setoffs Barggren may be entitled to for unpaid principal or interest. No hearings have been held, nor have any hearings been scheduled, in said arbitration proceedings.

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


         Not applicable

        Reports on Form 8-K

         Not applicable

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:    May 15 , 2001                  By: /s/ C. John Knorr
         -------------                     -----------------------------------
                                           C. John Knorr, Chairman