Form 10QSB
period 2001-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2001-08-14
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended June 30, 2001

      [    ]   Transition Report Under Section 13 or 15(d) of
               the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                        65-0616879
          -------                                        ----------
       (State or Other                             (IRS Incorporation or
   Jurisdiction of Organization)              Employer Identification Number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of July 31, 2001 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 2001 and December 31, 2000                        Page  3

         Condensed Consolidated Statements of Operations -
         Three Months and Six Months Ended June 30, 2001 and
         June 30, 2000                                              Page  4

         Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2001 and June 30, 2000           Page  5

         Notes to Condensed Consolidated Financial Statements       Pages 6-7

ITEM 2 - Management Discussion and Analysis of Financial
                  Condition and Results of Operations               Pages 8-10


PART II - OTHER INFORMATION
---------------------------
ITEM 1 - Legal Proceedings                                          Pages 11-12

ITEM 2 - Changes in Securities                                      Page  13

ITEM 3 - Defaults upon Senior Securities                            Page  13

ITEM 4  - Submission of Matter to Vote of Security Holders          Page  13

ITEM 5 - Other Information                                          Page  13

ITEM 6 - Exhibits and Reports on Form 8-K                           Page  14

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                     June 30,        December 31,
                                                                                                       2001              2000
                                                                                                       ----              ----
                                                                                                   (Unaudited)
                                     ASSETS

CURRENT ASSETS
Cash                                                                                              $    383,489     $    268,361
Accounts receivable, net                                                                                65,941          185,227
Supplies                                                                                                86,908          111,638
Prepaid expenses                                                                                        97,005           23,825
Other current assets                                                                                   154,636          108,348
                                                                                                  ------------     ------------
                                                                          TOTAL CURRENT ASSETS         787,979          697,399

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $2,233,920 and $1,796,895                                                       15,990,666       16,316,385

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $107,761 and $33,787                           112,477          186,451
Deferred franchise costs, net of accumulated amortization of $2,014 and $1,378                          16,986           17,622
Deposits and other                                                                                      71,917          173,094
                                                                                                  ------------     ------------
                                                                                                       201,380          377,167
                                                                                                  ------------     ------------

                                                                                                  $ 16,980,025     $ 17,390,951
                                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                                              $  1,926,307     $  1,916,515
Accounts payable and accrued liabilities                                                             1,656,353        1,557,273
Obligation for renovations                                                                             646,495          646,495
Income taxes payable                                                                                    12,000           12,000
Other current liabilities                                                                               82,945           37,196
                                                                                                  ------------     ------------
                                                                     TOTAL CURRENT LIABILITIES       4,324,100        4,169,479

LONG-TERM DEBT, less current maturities                                                              7,453,569        7,397,801

DEFERRED INCOME TAXES                                                                                2,753,000        2,911,000

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                                                5,975            5,975
Additional paid-in capital                                                                           3,393,216        3,393,216
Accumulated deficit                                                                                   (949,835)        (486,520)
                                                                                                  ------------     ------------
                                                                    TOTAL STOCKHOLDERS' EQUITY       2,449,356        2,912,671
                                                                                                  ------------     ------------
                                                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 16,980,025     $ 17,390,951
                                                                                                  ============     ============


      See accompanying notes to condensed consolidated financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          Three Months Ended             Six Months Ended
                                                                       June 30,        June 30,        June 30,      June 30,
                                                                        2001            2000            2001           2000
                                                                        ----            ----            ----           ----

REVENUES
Rooms                                                                $ 1,455,045     $ 1,616,514     $ 2,384,486     $ 2,610,822
Food and beverage                                                        431,690         450,857         657,116         679,930
Rental income                                                             44,709         101,902         138,498         204,396
Other                                                                    116,796         123,686         175,934         227,278
                                                                     -----------     -----------     -----------     -----------

                                              TOTAL REVENUES           2,048,240       2,292,959       3,356,034       3,722,426
                                                                     -----------     -----------     -----------     -----------


OPERATING COSTS AND EXPENSES
Rooms                                                                    337,823         368,569         608,917         677,737
Food and beverage                                                        279,758         378,569         480,105         650,956
Other operating expenses                                                 277,423         278,710         509,115         540,491
Corporate expenses                                                       172,105         293,121         431,355         593,937
Sales and marketing expenses                                             113,359         130,265         229,854         270,072
Reservations expense                                                       1,069           1,981           1,527           3,299
Advertising expense                                                        1,510           1,270           3,021           2,780
Franchise expense                                                         38,566          39,990          67,544          65,497
Engineering expense                                                      118,566         137,403         235,559         269,257
Utilities expense                                                        124,677         134,282         272,640         259,310
                                                                     -----------     -----------     -----------     -----------
                          TOTAL OPERATING COSTS AND EXPENSES           1,464,856       1,764,160       2,839,637       3,333,336

INCOME FROM OPERATIONS BEFORE
TAXES, INSURANCE, INTEREST, DEPRECIATION,
AND AMORTIZATION                                                         583,384         528,799         516,397         389,090

Property taxes and insurance                                              84,579          87,794         186,806         189,955
Interest expense                                                         219,674         198,520         439,271         400,788
Depreciation and amortization                                            254,308         244,824         511,635         466,257
                                                                     -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                                         24,823          (2,339)       (621,315)       (667,910)
                                                                     -----------     -----------     -----------     -----------


INCOME TAX BENEFIT (PROVISION)                                           (51,000)              0         158,000         223,000
                                                                     -----------     -----------     -----------     -----------

                                                    NET LOSS         ($   26,177)    ($    2,339)    ($  463,315)    ($  444,910)
                                                                     ===========     ===========     ===========     ===========


BASIC AND DILUTED LOSS
PER COMMON SHARE:                                                    ($     0.00)    ($     0.00)    ($     0.08)    ($     0.07)
                                                                     ===========     ===========     ===========     ===========

     See accompanying notes to condensed consolidated financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                           June 30,       June 30,
                                                                                            2001           2000
                                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                                  $(463,315)    $(444,910)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization                                                               511,635       466,257
Deferred Income Taxes                                                                      (158,000)      (73,000)
Changes in:
Accounts receivable                                                                         119,286       (23,928)
Inventory                                                                                    24,730        (9,913)
Prepaid expenses                                                                            (73,180)      (24,277)
Tax refund receivable                                                                            --       228,000
Other current assets                                                                        (46,288)      (57,670)
Other assets                                                                                101,177            --
Accounts payable and accrued expenses                                                        99,080       400,622
Other current liabilities                                                                    45,749       (42,459)
Income taxes payable                                                                             --      (150,000)
Other liabilities                                                                                --         8,063
                                                                                          ---------     ---------

                                            NET CASH PROVIDED BY OPERATING ACTIVITIES       160,874       276,785

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                                (111,306)     (235,975)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                                     (43,440)          (28)
Proceeds from note                                                                          109,000
                                                                                          ---------     ---------

                                                        NET CASH PROVIDED BY (USED IN)
                                                                 FINANCING ACTIVITIES        65,560           (28)
                                                                                          ---------     ---------


                                                                 NET INCREASE IN CASH       115,128        40,782


CASH AT BEGINNING OF PERIOD                                                                 268,361        69,037
                                                                                          ---------     ---------


CASH AT END OF PERIOD                                                                     $ 383,489     $ 109,819
                                                                                          =========     =========

      See accompanying notes to condensed consolidated financial statements


                 PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 2000. The accompanying condensed consolidated financial statements should be read in conjuction with the 2000 financial statements which can be found in the Company's annual report on form 10-KSB for 2000.

         The condensed consolidated financial statements for the period ended June 30, 2001 include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., McLure House Hotel & Conference Center, LLC, Purchasing Concepts, Inc., and Vintage Hotels Corporation (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

         The Company had stock options and stock purchase warrants outstanding during 2000 and 2001. Basic and diluted loss per share amounts are equal because inclusion of these stock options and warrants in the computation of diluted earnings per share for the three months and six months ended June 30, 2001 and 2000 would have resulted in anti-dilutive effects to earnings per share. All stock options and warrants expired in March 2001.


NOTE 3 - LONG TERM DEBT
-----------------------

Current maturities of the Long - Term debt include the following obligations:
Palmer Inn, Princeton, LLC  $57,976
McLure House Hotel & Conference Center, LLC  $41,904
Old Point Comfort Hotel, LLC  $1,826,427

NOTE 4 - CONTINUING OPERATIONS
------------------------------
         The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company reported a net loss of $(463,315) for the six months ended June 30, 2001, and had a working capital deficiency and accumulated deficit of approximately $(3,536,122) and $(949,835), respectively. The Company's continuation as a going concern is dependent upon it's ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its' obligations on a timely basis.

         The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by eliminating operating losses at the Chamberlin Hotel through the sale of the property. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its' obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale of the Chamberlin Hotel, should such a sale occur, in an amount necessary to eliminate its' working capital deficit and repay its' maturing debt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2   Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
         of Operations
----------------------


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


RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000
--------------------------------------------------------------------------------
for Operations
--------------

         For the three month period ended June 30, 2001, total revenues were $2,048,240 as compared to $2,292,959 in the three month period ended June 30, 2000. Factors affecting this decrease of $244,719 were increased competition in the Princeton, New Jersey area, the postponement of the tobacco litigation trial in Wheeling, West Virginia, as well as a general down-turn of the national economy.

         Total costs and expenses were $1,464,856 for the three month period ended June 30, 2001, as compared to $1,764,160 for the three month period ended June 30, 2000. The overall decrease of $299,304 resulted in increased income from operations before taxes, insurance, interest, depreciation and amortization of $54,585, from $528,799 in 2000 to $583,384 in 2001.

         Management's cost cutting efforts have resulted in decreased expenses as detailed. Total Direct Cost of Revenues, including Rooms, Food & Beverage and Other operating expenses decreased by $130,844 (12.8%) for the three month period ended June 30, 2001 to $895,004, from $1,025,848 in the three month period ended June 30, 2000. Corporate Office expenses decreased in the three month period ended June 30, 2001 by $121,016 (41.3%) to $172,105 from $293,121 in the three month period ended June 30, 2000. Sales and Marketing expenses decreased in the three month period ended June 30, 2001 by $16,906 (12.9%) to $113,359 from $130,265 in the three month period ended June 30, 2000. Engineering Expense has also decreased in the three month period ended June 30, 2001 by $18,837 (13.7%) to $118,566 from $137,403 in the three month period ended June 30, 2000.

         Interest expense increased by $21,154, as a direct result of re-financing activities in 2000, in the three month period ended June 30, 2001 to $219,674 from $198,520 in the three month period ended June 30, 2000. Depreciation and amortization expense increased by $9,484 for the three month period ended June 30, 2001 to $254,308 from $244,824 in the three month period ended June 30, 2000. Increased depreciation and amortization costs are the result of increased fixed assets and additional depreciation on completed construction at the Ramada City Center, as well as higher loan cost amortization.

         Income before Income Tax Benefit (Provision) was $24,823 in the three month period ended June 30, 2001 as compared to a loss of $(2,339) in the three month period ended June 30, 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000 for
--------------------------------------------------------------------------------
 Operations
-----------

         For the six month period ended June 30, 2001, total revenues were $3,356,034 as compared to $3,722,426 in the six month period ended June 30, 2000. Factors affecting this decrease of $366,392 were several severe winter storms during the first quarter that caused the cancellation of travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, and a general down-turn of the national economy.

         Total costs and expenses were $2,839,637 for the six month period ended June 30, 2001 as compared to $3,333,336 in the six month period ended June 30, 2000, reflecting an overall decrease of $493,699 or 14.8%. This decrease in costs and expenses resulted in increased income from operations before taxes, insurance, interest, depreciation and amortization of $127,307, from $389,090 in 2000 to $516,396 in 2001, despite the downturn in revenues as discussed in the paragraph above. The decrease in expenses are a direct result of Management's cost cutting efforts. Virtually every expense classification has been reduced as a result of these efforts.

         Total Direct Cost of Revenues, including Rooms, Food & Beverage and Other operating expenses decreased by $271,047 (14.5%), to $1,598,137 for the six month period ended June 30, 2001, compared to $1,869,184 for the same period in 2000. This decrease is a result of focused operating cost reductions by hotel managers and a decrease in occupancy at the hotels.

         Corporate Office expenses decreased in the six month period ended June 30, 2001 by $162,582 (27.4%) to $431,355 from $593,937 in the six month period ended June 30, 2000. Sales and Marketing expenses decreased in the six month period ended June 30, 2001 by $40,218 (14.8%) to $229,854 from $270,072 in the six month period ended June 30, 2000. Engineering Expense has also decreased in the six month period ended June 30, 2001 by $33,698 (12.5%) to $235,559 from $269,257 in the six month period ended June 30, 2000.

         Interest expense increased as a direct result of re-financing activities in 2000 in the six month period ended June 30, 2001 by $38,533 to $439,271 from $400,738 in the six month period ended June 30, 2000. Depreciation and amortization expense increased by $45,378 for the six month period ended June 30, 2001 to $511,635 from $466,257 in the six month period ended June 30, 2000. Increased depreciation and amortization costs are the result of increased fixed assets and additional depreciation on completed construction at the Ramada City Center, as well as higher loan cost amortization.

         Loss before Income Tax Benefit was $(621,315) in the six month period ended June 30, 2001 as compared to $(667,910) in the six month period ended June 30, 2000.


Liquidity and Capital Resources
-------------------------------

         The Company's working capital deficiency increased from December 31, 2000 by $64,042. As of June 30, 2001, the Company had net accounts receivable of $65,941 as compared to $185,227 at December 31, 2000. As of June 30, 2001, the Company had accounts payable and accrued expenses of $1,656,353 as compared to $1,557,273 at December 31, 2000.

         The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by eliminating operating losses at the Chamberlin Hotel through sale of the property. In addition, continuing efforts have been made to reduce and consolidate costs at each hotel location, as well as at the corporate office. Construction on a MacGregor's Market(R) store began in May, 2001 with an anticipated opening date of September 30, 2001, which will increase revenues through the addition of rent payments. There can be no assurance that the Company will be successful in any of these efforts.

ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

         Historically, the mid-Atlantic hotel region experiences higher occupancy during the second and third quarters of the financial year. All three hotels met or performed better than the Company's budgeted operations during the second quarter and Management expects the same performance during the third quarter, 2001. The Ramada City Center has a commitment for the return of representatives involved in the tobacco litigation business starting in September 2001, which results in booking of additional rooms for an extended length of time. Several steps have been taken to reduce and to consolidate costs at each hotel location, as well as the corporate office. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by eliminating operating losses at the Chamberlin Hotel through the sale of the property. There can be no assurance that the Company will be successful in those efforts.

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

         On or about October 13, 2000, and as a result of the settlement, Ohio Key paid Barggren the principal sum of $1,400,000 plus accrued interest and JCB Financial Corporation satisfied the Deeds of Trust in the public records. The court has dismissed this lawsuit but has retained jurisdictions to clarify matters pertaining to the arbitration referred to below.

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

         (b) On June 30, 2000, an Order was entered in a suit filed by PYA/Monarch, Inc. against the Company in the Circuit Court for the City of Virginia Beach, Virginia. The Order provided for the entry of a default judgment against the Company in the sum of $72,138.02, with interest thereon at the rate of twenty-four per cent (24%) per annum from March 22, 2000, and reasonable attorney's fees in the amount of $18,000. The Company was not aware of such Order, or the existence of the underlying lawsuit, until months after the entry of the Order. Upon becoming aware of such lawsuit, the Company filed a motion to set aside the default judgment on the basis that the Company was not the proper party defendant and that the proper defendant should have been the Company's subsidiary, Old Point Comfort Hotel, L.L.C. ("Old Point"). At the hearing on such motion, PYA/Monarch Inc. agreed to voluntarily dismiss this lawsuit and to file appropriate pleadings stating that the default judgment against the Company is a nullity. Also, at such hearing, Old Point agreed to sign a Confession of Judgment Obligation in the original principal amount of $77,500 and said obligation was subsequently delivered to PYA/Monarch, Inc. The obligation to pay was paid in full in July 2001.

         (c) On November 30, 2000, Ohio Key I, Inc. filed suit against Monroe County in the Circuit Court for the Sixteenth Judicial Circuit In and For Monroe County, Florida. The subject matter of this suit is the Sunshine Key RV Resort and Marina (the "Park") located in Big Pine Key, Florida; the Park was sold by Ohio Key I, Inc. on June 4, 1998. The nature of this litigation is, among other things, a request for monetary damages in the amount of $10,000,000 based upon Monroe County's alleged improper code enforcement activities that resulted in Ohio Key I, Inc. selling the Park at below market value. The causes of action in the complaint are based upon, among other things, defamation, and abuse of process, malicious prosecution and tortious interference with a contractual relationship. Monroe County filed a motion to dismiss the complaint. On July 2, 2001, the Court granted said motion to dismiss and Ohio Key I, Inc. was given permission to file a second amended complaint. Ohio Key I, Inc. intends to file such second amended complaint, however, as of this date said complaint has not been filed.

            (d) In October, 2000, Linda Lutz filed suit against Palmer Inn, Princeton, LLC and Vintage Hotels Corporation, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. The Palmer Inn, Princeton, LLC and Vintage Hotels Corporation have filed answers to the Complaint and no hearings have been scheduled in this litigation.

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

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable


Item 4. Submission of Matter to a Vote of Security Holders

        Not applicable



Item 5. Other Information

          During the second quarter of 2001, a ten year franchise agreement was signed with Orion Food Systems to open a MacGregor's Market(R) store at Pelican's Ramada Plaza City Center Hotel in Wheeling, West Virginia. Orion is a leading U.S. franchiser of multi-branded fast food restaurants with more than 2000 outlets throughout the world located in hotels, malls and on college and military campuses. The restaurant, a quick casual dining restaurant featuring a distinctive menu and a relaxed contemporary atmosphere, will be operated by Sparachane Enterprises, Inc. under a four year lease term. Sparachane Enterprises currently operates several Undo's restaurants in the Ohio Valley. Construction on the restaurant began in May, utilizing borrowings on a $109,000 term note from Westbanco Bank, Wheeling, West Virginia.



Item 6. Exhibits and Reports on Form 8-K

        None

    SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:      August14, 2001               By:  /s/ C. John Knorr
         ------------                       --------------------------------
                                                 C. John Knorr, Chairman