Form 10QSB
period 2001-09-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2001-11-19
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2001

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____ to _____.

                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Florida                                            65-0616879
----------------------------                    ------------------------------
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

                                 (757) 224-5234
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of October 31, 2001 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM 1 - Financial Statements

         Condensed Consolidated Balance Sheets -                   Page 3
         September 30, 2001 and December 31, 2000

         Condensed Consolidated Statements of Operations -         Page 4
         Three Months and Nine Months Ended September 30, 2001
          and September 30, 2000

         Condensed Consolidated Statements of Cash Flows -         Page 5
         Nine Months Ended September 30, 2001 and
         September 30, 2000

         Notes to Condensed Consolidated Financial Statements      Pages 6 - 7

ITEM 2 - Management Discussion and Analysis of Financial
                  Condition and Results of Operations              Pages 8 - 10


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                         Pages 11 - 12

ITEM 2 - Changes in Securities                                     Page 13

ITEM 3 - Defaults upon Senior Securities                           Page 13

ITEM 4 - Submission of Matter to Vote of Security Holders          Page 13

ITEM 5 - Other Information                                         Page 13

ITEM 6 - Exhibits and Reports on Form 8-K                          Pages 14 -15


                            PELICAN PROPERTIES INTERNATIONAL CORP.
                                       AND SUBSIDIARIES

                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 September 30,    December 31,
                                                                                     2001            2000
                                                                                     ----            ----
                                                                                  (Unaudited)
                                                    ASSETS
CURRENT ASSETS
Cash                                                                             $    476,193    $    268,361
Accounts receivable, net                                                              182,139         185,227
Supplies                                                                               72,339         111,638
Prepaid expenses                                                                       58,893          23,825
Other current assets                                                                  177,445         108,348
                                                                                 ----------------------------
 TOTAL CURRENT ASSETS                                                                 967,009         697,399

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $2,507,785 and $1,796,895                                      15,839,997      16,316,385

OTHER ASSETS
Deferred loan costs, net of accumulated amortization of $136,748 and $33,787 .         83,490         186,451
Deferred franchise costs, net of accumulated amortization of $2,332 and $1,378         16,668          17,622
Deposits and other                                                                     71,917         173,094
                                                                                 ----------------------------
                                                                                      172,075         377,167
                                                                                 ----------------------------

                                                                                 $ 16,979,081    $ 17,390,951
                                                                                 ============================
                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                             $  1,926,307    $  1,916,515
Accounts payable and accrued liabilities                                            1,733,419       1,557,273
Obligation for renovations                                                            646,495         646,495
Income taxes payable                                                                   12,000          12,000
Other current liabilities                                                              25,858          37,196
                                                                                 ----------------------------
 TOTAL CURRENT LIABILITIES                                                          4,344,079       4,169,479

LONG-TERM DEBT, less current maturities                                             7,397,801       7,397,801

DEFERRED INCOME TAXES                                                               2,810,500       2,911,000

STOCKHOLDERS' EQUITY
Preferred Stock, 1,000,000 shares authorized; none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                               5,975           5,975
Additional paid-in capital                                                          3,393,216       3,393,216
Accumulated deficit                                                                  (972,490)       (486,520)
                                                                                 ----------------------------
 TOTAL STOCKHOLDERS' EQUITY                                                         2,426,701       2,912,671
                                                                                 ----------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 16,979,081    $ 17,390,951

                                                                                 ============================

                     See accompanying notes to condensed consolidated financial statements

                                                                               3


                                    PELICAN PROPERTIES INTERNATIONAL CORP.
                                               AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                September 30,  September 30,  September 30,  September 30,
                                                    2001            2000           2001           2000
                                                    ----            ----           ----           ----
REVENUES
    Rooms                                       $ 1,615,983    $ 1,719,959    $ 4,000,469    $ 4,330,781
    Food and beverage                               350,328        527,112      1,007,444      1,207,042
    Rental income                                    68,279        105,012        206,777        309,408
    Other                                            96,618         78,977        272,552        306,255
                                                -----------    -----------    -----------    -----------
                                 TOTAL REVENUES   2,131,208      2,431,060      5,487,242      6,153,486
                                                -----------    -----------    -----------    -----------
    OPERATING COSTS AND EXPENSES
    Rooms                                           371,565        381,973        980,482      1,059,710
    Food and beverage                               238,989        492,526        719,094      1,143,482
    Other operating expenses                        248,173        364,395        757,288        904,886
    Corporate expenses                              213,975        274,094        645,330        868,031
    Sales and marketing expenses                    101,475        121,667        331,329        391,739
    Reservations expense                                759          1,774          2,286          5,073
    Advertising expense                               2,216          1,511          5,237          4,291
    Franchise expense                                53,300         40,700        120,844        106,197
    Engineering expense                             130,885        166,410        366,444        435,667
    Utilities expense                               146,466        154,462        419,106        413,772
                                                -----------    -----------    -----------    -----------
             TOTAL OPERATING COSTS AND EXPENSES   1,507,803      1,999,512      4,347,440      5,332,848

    INCOME FROM OPERATIONS BEFORE
    TAXES, INSURANCE, INTEREST, DEPRECIATION,
    AND AMORTIZATION                                623,405        431,548      1,139,802        820,638
    Property taxes and insurance                    107,612         98,422        294,418        288,377
    Interest expense                                224,027        208,380        663,298        609,168
    Depreciation and amortization                   256,919        246,545        768,554        712,802
                                                -----------    -----------    -----------    -----------

    INCOME (LOSS) BEFORE INCOME TAXES                34,847       (121,799)      (586,468)      (789,709)
                                                -----------    -----------    -----------    -----------

    INCOME TAX BENEFIT (PROVISION)                  (57,500)             0        100,500        227,000
                                                -----------    -----------    -----------    -----------

                                       NET LOSS ($   22,653)   ($  121,799)   ($  485,968)   ($  562,709)
                                                ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS
PER COMMON SHARE:                                    ($0.00)        ($0.02)        ($0.08)        ($0.09)
                                                ===========    ===========    ===========    ===========

                    See accompanying notes to condensed consolidated financial statements

                      PELICAN PROPERTIES INTERNATIONAL CORP.
                                  AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)

                                                           Nine Months Ended
                                                    September 30,  September 30,
                                                         2001           2000
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $  (485,968)   $  (562,709)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization                            768,555        712,802
Changes in:
Accounts receivable                                        3,088        (73,633)
Inventory                                                 39,299         35,037
Prepaid expenses                                         (35,068)       (16,836)
Tax refund receivable                                       --          228,000
Note receivable                                             --          500,000
Other current assets                                     (69,097)        (1,263)
Other assets                                             101,177       (332,751)
Accounts payable and accrued expenses                    176,146        234,841
Other current liabilities                                (11,338)       (41,660)
Deferred tax liabilities                                (100,500)       (77,000)
Income taxes payable                                    (150,000)
Other liabilities                                           --            8,063
                                                     --------------------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES       386,294        462,891


CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of fixed assets                           (188,252)      (455,122)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from borrowings                                  --        5,101,584
  Repayment of borrowings                                (77,332)    (4,940,000)
  Proceeds from note                                      87,122
                                                     --------------------------
                     NET CASH PROVIDED BY (USED IN)
                              FINANCING ACTIVITIES         9,790        161,584
                                                     --------------------------

                              NET INCREASE IN CASH       207,832        169,353

CASH AT BEGINNING OF PERIOD                              268,361         69,037
                                                     --------------------------

CASH AT END OF PERIOD                                $   476,193    $   238,390
                                                     ==========================

        See accompanying notes to condensed consolidated financial statements

             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements (defined below) for the year ended December 31, 2000. The accompanying condensed consolidated financial statements should be read in conjuction with the 2000 financial statements which can be found in the Company's Annual Report on form 10-KSB for the fiscal year ended December 31, 2000.

     The condensed consolidated financial statements for the period ended September 30, 2001 include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., Wheeling City Center Hotel, LLC, Purchasing Concepts, Inc., and Vintage Hotels Corporation (collectively, the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE

     The Company had stock options and stock purchase warrants outstanding during 2000 and 2001. Basic and diluted loss per share amounts are equal because inclusion of these stock options and warrants in the computation of diluted earnings per share for the three months and nine months ended September 30, 2001 and 2000 would have resulted in anti-dilutive effects to earnings per share. All stock options and warrants expired in March 2001.


NOTE 3 - LONG TERM DEBT

Current maturities of the Long - Term debt as of September 30, 2001 include the following obligations:
Palmer Inn, Princeton, LLC                    $57,976
McLure House Hotel & Conference Center, LLC   $41,904
Old Point Comfort Hotel, LLC               $1,826,427

NOTE 4 - CONTINUING OPERATIONS

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying condensed consolidated financial statements, the Company reported a net loss of $(485,968) for the nine months ended September 30, 2001, and had a working capital deficiency (current liabilities less current assets) and accumulated deficit of approximately $(3,377,070) and $(972,490), respectively. The Company's continuation as a going concern is dependent upon it's ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its' obligations on a timely basis.

     Given the tragic events of September 11,2001, and the subsequent heightening of security on all military bases, access to the Chamberlin Hotel, located on the Fort Monroe Army Base, has become extremely limited. These limitations have caused delays for our guests, patrons and vendors in obtaining access and such limitations have resulted in the cancellation of several social events at the Chamberlin Hotel. The Company is attempting to resolve the access issues with the U. S. Army. In addition, the Palmer Inn is in close proximity to New York City and access to the major airports serving that corridor has been limited for both arrivals and departures. The full impact of these events on the revenues of either hotel has yet to be determined.

     The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by eliminating operating losses at the Chamberlin Hotel through the sale of the property. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its' obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale of the Chamberlin Hotel, should such a sale occur, in an amount necessary to eliminate its working capital deficit and repay its maturing debt. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000 for Operations

     For the three month period ended September 30, 2001, total revenues were $2,131,208 as compared to $2,431,060 in the three month period ended September 30, 2000. Factors affecting this decrease of $299,852 were increased competition in the Princeton, New Jersey area, limited access (due to increased security) to the Chamberlin Hotel, located on the army base of Fort Monroe, as well as a general down-turn of the national economy.

     Total costs and expenses were $1,507,803 for the three month period ended September 30, 2001, as compared to $1,999,512 for the three month period ended September 30, 2000. The overall decrease of $491,709 resulted in increased income from operations before taxes, insurance, interest, depreciation and amortization of $191,857, from $431,548 in 2000 to $623,405 in 2001.

     Management's cost cutting efforts have resulted in decreased expenses as detailed. Total Direct Cost of Revenues, including Rooms, Food & Beverage and Other operating expenses decreased by $380,167 (30.7%) for the three month period ended September 30, 2001 to $858,727, from $1,238,894 in the three month period ended September 30, 2000. Corporate Office expenses decreased in the three month period ended September 30, 2001 by $60,119 (21.9%) to $213,975 from $274,094 in the three month period ended September 30, 2000. Sales and Marketing expenses decreased in the three month period ended September 30, 2001 by $20,192 (16.6%) to $101,475 from $121,667 in the three month period ended September 30, 2000. Engineering Expense has also decreased in the three month period ended September 30, 2001 by $35,525 (21.4%) to $130,885 from $166,410 in the three month period ended September 30, 2000.

     Interest expense increased by $15,647, as a direct result of re-financing activities in 2000, in the three month period ended September 30, 2001 to $224,027 from $208,380 in the three month period ended September 30, 2000. Depreciation and amortization expense increased by $10,374 for the three month period ended September 30, 2001 to $256,919 from $246,545 in the three month period ended September 30, 2000. Increased depreciation and amortization costs are the result of increased fixed assets and additional depreciation on completed construction at the Ramada City Center, as well as higher loan cost amortization.

     Income before Income Tax Benefit (Provision) was $34,847 in the three month period ended September 30, 2001 as compared to a loss of $(121,799) in the three month period ended September 30, 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000 for Operations

     For the nine month period ended September 30, 2001, total revenues were $5,487,242 as compared to $6,153,486 in the nine month period ended September 30, 2000. Factors affecting this decrease of $666,244 were several severe winter storms during the first quarter that caused the cancellation of travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, the terrorist activities of September 11, 2001, and the resulting negative impact on the national economy and, in particular, the negative impact on travel and the hotel industry, and a general down-turn of the national economy.

     Total costs and expenses were $4,347,440 for the nine month period ended September 30, 2001 as compared to $5,332,848 in the nine month period ended September 30, 2000, reflecting an overall decrease of $985,408 or 18.5%. This decrease in costs and expenses resulted in increased income from operations before taxes, insurance, interest, depreciation and amortization of $319,164, from $820,638 in 2000 to $1,139,802 in 2001, despite the downturn in revenues as discussed in the paragraph above. The decrease in expenses are a direct result of Management's cost cutting efforts. Virtually every expense classification has been reduced as a result of these efforts.

     Total Direct Cost of Revenues, including Rooms, Food & Beverage and Other operating expenses decreased by $651,214 (21.0%), to $2,456,864 for the nine month period ended September 30, 2001, compared to $3,108,078 for the same period in 2000. This decrease is a result of focused operating cost reductions by hotel managers and a decrease in occupancy at the hotels.

     Corporate Office expenses decreased in the nine month period ended September 30, 2001 by $222,701 (25.7%) to $645,330 from $868,031 in the nine month period ended September 30, 2000. Sales and Marketing expenses decreased in the nine month period ended September 30, 2001 by $60,410 (15.4%) to $331,329 from $391,739 in the nine month period ended September 30, 2000. Engineering Expense has also decreased in the nine month period ended September 30, 2001 by $69,223 (15.9%) to $366,444 from $435,667 in the nine month period ended September 30, 2000.

     Interest expense increased as a direct result of re-financing activities in 2000 in the nine month period ended September 30, 2001 by $54,130 to $663,298 from $609,168 in the nine month period ended September 30, 2000. Depreciation and amortization expense increased by $55,752 for the nine month period ended September 30, 2001 to $768,554 from $712,802 in the nine month period ended September 30, 2000. Increased depreciation and amortization costs are the result of increased fixed assets and additional depreciation on completed construction at the Ramada City Center, as well as higher loan cost amortization.

     Loss before Income Tax Benefit was $(586,468) in the nine month period ended September 30, 2001 as compared to $(789,709) in the nine month period ended September 30, 2000.


Liquidity and Capital Resources

     As of September 30, 2001 the Company's working capital deficiency decreased from December 31, 2000 by $95,010. As of September 30, 2001, the Company had net accounts receivable of $182,139 as compared to $185,227 at December 31, 2000. As of September 30, 2001, the Company had accounts payable and accrued expenses of $1,733,419 as compared to $1,557,273 at December 31, 2000.

     The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by eliminating operating losses at the Chamberlin Hotel through sale of the property. In addition, continuing efforts have been made to reduce and consolidate costs at each hotel location, as well as at the corporate office. Construction on a MacGregor's Market(R) store began in May, 2001 with an anticipated opening date in the fourth quarter, which the Company believes will increase revenues through the addition of rent payments. The application for the license to operate video gambling slot machines in the lounge at the Ramada Plaza City Center Hotel was filed on August 1, 2001. If such application is approved by the State of West Virginia, it is anticipated that gaming activities would begin January 1, 2002, which will increase revenues through the addition of rent payments and the payment of management fees. There can be no assurance that the Company will be successful in any of these efforts.

ADDITIONAL FACTS TO CONSIDER

Outlook

     Historically, the mid-Atlantic hotel region experiences higher occupancy during the second and third quarters of the financial year. The fourth quarter does not support the same higher occupancies due to the normal seasonal changes in travel. ___ The Ramada City Center has housed the representatives involved in the tobacco litigation business which started in September 2001 and carried through November 2001. Both the Chamberlin Hotel and the Palmer Inn have felt a negative impact as a direct result of the tragic events of September 11,2001. Several steps have been taken to reduce and to consolidate costs at each hotel location, as well as the corporate office. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by eliminating operating losses at the Chamberlin Hotel through the sale of the property. There can be no assurance that the Company will be successful in those efforts. ___ Further, the terrorist activities of September 11, 2001, have adversely affected the national economy and it is uncertain how long, and to what extent, such activities will negatively impact travel and the hotel industry.

PART II - OTHER INFORMATION

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

     (b) On November 30, 2000, Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership(the "Partnership) filed suit against Monroe County in the Circuit Court for the Sixteenth Judicial Circuit In and For Monroe County, Florida. The subject matter of this suit is the Sunshine Key RV Resort and Marina (the "Park") located in Big Pine Key, Florida; the Park was sold by Ohio Key I, Inc. on June 4, 1998. The nature of this litigation is, among other things, a request for monetary damages in the amount of $10,000,000 based upon Monroe County's alleged improper code enforcement activities that resulted in Ohio Key I, Inc. selling the Park at below market value. Monroe County filed a motion to dismiss the complaint. On July 2, 2001, the Court granted said motion to dismiss and Ohio Key I, Inc. and the Partnership were given permission to file a second amended complaint. On or about October 15, 2001, a second amended complaint was filed naming Monroe County and the county attorney for Monroe County, James T. Hendrick, Esquire, as defendants. The causes of action in the second amended complaint are based upon, among other things, defamation, abuse of power, malicious prosecution and tortious interference with contractual and business relationships. The defendants have not filed an answer or other pleading responsive to the second amended complaint.

     (c) In October, 2000, Linda Lutz filed suit against Palmer Inn, Princeton, LLC and Vintage Hotels Corporation, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. The Palmer Inn, Princeton, LLC and Vintage Hotels Corporation have filed answers to the Complaint and no hearings have been scheduled in this litigation.

     (d) In November, 2000, Betty J. Dempsey filed suit against Ohio Key I, Inc., Ohio Key II, Inc., McLure House Hotel & Conference Center, LLC, and the City of Wheeling. The nature of this litigation is a request for monetary damages in the amount of $50,000 based upon the plaintiff's alleged slip and fall on a crack in a sidewalk adjacent to the Ramada Plaza City Center. The causes of action in the Complaint are based upon negligence. The City of Wheeling has filed a cross claim seeking contribution or indemnity against Ohio Key I, Inc., Ohio Key II, Inc., and McLure House Hotel & Conference Center, LLC.
___ This matter has been referred to the Company's insurance carrier, and Ohio Key I, Inc., Ohio Key II, Inc., and McLure House Hotel & Conference Center, LLC, have filed a cross claim seeking contribution or indemnity against the City of Wheeling. No hearings have been scheduled in this litigation.

Item 2. Changes in Securities

        Not applicable


Item 3. Defaults Upon Senior Securities

        Not applicable

Item 4. Submission of Matter to a Vote of Security Holders

        Not applicable

Item 5. Other Information

     (a) During the second quarter of 2001, a ten year franchise agreement was signed with Orion Food Systems to open a MacGregor's Market(R) store at Pelican's Ramada Plaza City Center Hotel in Wheeling, West Virginia. Orion is a leading U.S. franchiser of multi-branded fast food restaurants with more than 2000 outlets throughout the world located in hotels, malls and on college and military campuses. The restaurant, a quick casual dining restaurant featuring a distinctive menu and a relaxed contemporary atmosphere, will be operated by Sparachane Enterprises, Inc. under a four year lease term. Sparachane Enterprises currently operates several Undo's restaurants in the Ohio Valley. Construction on the restaurant began in May, utilizing borrowings on a $109,000 term note from Wesbanco Bank, Wheeling, West Virginia.

     (b) During the summer of 2001, legislation was passed in West Virginia allowing video gambling slot machines in certain establishments provided certain requirements and qualifications were satisfied by the applicant. One of such requirements is that if the applicant is a corporation, the members of the applicant, both in number and percentage of ownership interest, must have been residents of the State of West Virginia for the four year period immediately preceding the application. On August 1, 2001, Pelican formed Wheeling City Center Hotel, LLC and Pelican is the sole member of such company. On August 1, 2001, McLure House Hotel & Conference Center, LLC ("McLure") transferred the Ramada City Center Hotel to Wheeling City Center Hotel, LLC; however, McLure retained its private club liquor license and certain assets used in connection with the lounge located at the Ramada City Center Hotel (the "lounge"). Pelican has transferred its membership interest in McLure to two individuals who have been residents of West Virginia for more than four years. Wheeling City Center Hotel, LLC has leased the lounge to McLure for a term of twenty years, unless sooner terminated pursuant to the terms of the lease, and McLure has engaged Vintage Hotels Corporation to manage the lounge pursuant to a management agreement. On or about August 1, 2001, McLure applied for license to operate video gambling machines at the lounge and such application is pending.

Item 6. Exhibits and Reports on Form 8-K


(a)       Exhibits
3.1      -Articles of Incorporation dated 5/30/90.  (1)
3.2      -Amendment to the Articles of Incorporation dated 6/29/95.  (1)
3.3      -Amendment to the Articles of Incorporation dated 6/20/90.  (1)
3.4      -Amendment to the Articles of Incorporation dated 8/15/95.  (1)
3.5      -Ohio Key I Articles of Incorporation dated 12/16/96.  (1)
3.6      Ohio Key II Articles of Incorporation dated 12/16/96.  (1)
3.7      Bylaws of Registrant.  (1)
3.8      Ohio Key I Bylaws.  (1)
3.9      Ohio Key II Bylaws.  (1)
3.10     Amendment to the Articles of Incorporation dated June 29, 1997.  (2)
3.11     Old Point Comfort Hotel, LLC Articles of Organization dated March 1, 1999.  (6)
3.12     Palmer Inn, Princeton, LLC Articles of Organization dated March 31, 1999.  (6)
3.13     McLure House Hotel and Conference Center, LLC Articles of Organization dated April 7, 1999.  (6)
4.1      -Specimen Common Stock Certificate.  (1)
4.2      Specimen Class A Common Stock Purchase Warrant.  (1)
4.3      Specimen Class B Common Stock Purchase Warrant.  (1)
10.1     -Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates
10.2     Limited Partnership effective August 30, 1995.  (1)
10.3     Loan Restructuring Agreement between Ohio Key I, Inc.; WAMCO XXII Ltd. And Sunshine Key Associates
10.4     Limited Partnership dated 1/31/96.  (1)
10.5     Promissory Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio Key II, Inc. dated 12/31/96.  (1)
10.6     Restated Mortgage and Assumption Agreement.  (1)
10.7     Assignment for Assumption of Leases between Ohio Key I, Inc. and Sunshine Key Associates Limited
10.8     Partnership dated 1/24/97.  (1)
10.9     Agreement for Assumption of Liabilities between Ohio Key I, Inc. and Sunshine Key Associated Limited
10.10    Partnership dated 1/24/97.  (1)
10.11    Assignment and Assumption of Contracts between Ohio Key I, Inc. and Sunshine Key Associated Limited
10.12    Partnership dated 1/24/97.  (1)
10.13    Assignment between Ohio Key I, Inc. and Sunshine Key Associated Limited Partnership dated 1/24/97.  (1)
10.14    Purchase  agreement  between  Ohio Key I, Inc.,  Ohio Key II, Inc.  and  WesBanco  for the purchase of the Ramada
10.15    Plaza City Center  dated September 23, 1998.  (3)
10.16    Agreement of Sale between Ohio Key I, Inc., Ohio Key II, Inc. and Keydocrom, Inc. for the purchase of the
10.17    Palmer Inn date November 11, 1998.  (4)
10.18    Sale and Purchase of Assets  Agreement  between Ohio Key I, Inc.,  Ohio Key II, Inc. and
         Chamberlin  Hotel LLC
10.19    Dated November 30, 1998.  (4)
10.20    Ramada Plaza City Center $2,400,000 Term Note.  (5)
10.21    Palmer Inn $4,000,000 Mortgage Note.  (5)
10.22    Palmer Inn Note and Mortgage Modification and Assumption Agreement for 10.21 $1,000,000 First
10.23    Mortgage.  (5)
10.24    Palmer Inn Promissory Note of $940,000.  (5)

                                                                              14



10.25    Letter on Change in Certifying Accountants.  (6)
10.26    Palmer Inn $5,100,000 Note and Mortgage Agreement to satisfy 10.21, 10.22 and 10.24.  (6)
10.27    Chamberlin Hotel Deed of Trust and Mortgage Agreement $1,675,000.  (6)
16.1     Letter Dated October 18, 2001 of Moore, Stephens Lovelace, P.A.

                          Footnotes
(1)      Incorporation by reference to Registrant's Form SB-2 Registration Statement (File No. 0-023075).
(2)      Incorporation  by  reference  to  Registrant's  Amendment to Form SB-2  Registration  Statement
         (File No. 0-023075).
(3)      Incorporation  by reference  to  Registrant's  current  report on Form 8-K filed on October 22, 1998
         (File No. 0-023075).
(4)      Incorporation  by reference to  Registrant's  amended  current  report on Form 8-K/A filed on December 14,
         1998 (File No. 0-023075).
(5)      Incorporated  by reference to the  Registrant's  report on Form 10-KSB,  filed on April 15, 1999
         (File No. 0-023075).
(6)      Filed herewith.
(7)      Incorporated by reference to Registrant's current report on Form 8-K filed November 9, 2001.

(b) Reports of Form 8-K

     On November 9, 2001, the Company filed a Current Report on Form 8-K (file no. 0-23075) to report change in the Company's certifying accountant. On October 18, 2001, the Company dismissed Moore Stephens Lovelace, P.A. and selected Dowell & Perez, P.A. as its new independent accounting as of and for the year ending December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:                      , 2001           By: /s/  C. John Knorr
         ------------------                   ------------------------------
                                                     C. John Knorr, Chairman