Form 10KSB
period 2001-12-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2002-04-15
CIK 1000681

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

                           Yes  [X]    No  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         State issuer's revenues for its most recent fiscal year: $7,314,082

         The aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the registrant was approximately $561,729(computed using the closing bid price per share of Common Stock on March 31, 2002, based on the assumption that directors and officers and more than 5% stockholders are affiliates).

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         There were 5,975,851 shares of the registrant's Common Stock, par value $.001 per share outstanding on March 31, 2002.

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

         As of this date, all assets and liabilities of the Chamberlin Hotel and the Palmer Inn were transferred by Ohio Key I, Inc. and Ohio Key II, Inc. to Old Point Comfort Hotel, LLC and Palmer Inn, Princeton, LLC, respectively, and all assets and liabilities of the Ramada Plaza City Center were transferred to Wheeling City Center Hotel, LLC.

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

         Management intends to continue implementing its marketing strategies directed towards the business traveler, tour groups and weekend travelers. The Palmer Inn has a "Preferred Lodger" relationship with Princeton University, and efforts will continue to capitalize on this relationship through alumni reunions, athletic events, and University sponsored meetings. The Ramada Plaza City Center has negotiated a contract to provide hotel services to individuals associated with a class action lawsuit being held in the City of Wheeling, West Virginia. It is expected that this lawsuit will continue into the third quarter of 2002.

         Although other potential investment opportunities have been presented to the Company, management believes that the sale or alternate business usage of the Chamberlin Hotel is necessary prior to acquiring other properties or embarking on a new venture. At such time as the Company is successful in achieving management's goals relative to the Chamberlin Hotel, management intends to resume its efforts to purchase additional hotels and management further intends to investigate suitable merger opportunities.

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

         Seasonality

         The hotel industry is seasonal in nature. Generally, the Company's hotel revenue will be greater in the second and third quarters of a calendar year. The Ramada Plaza City Center also historically generates greater revenues in the fourth quarter of the calendar year due to an annual local area festival. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, general economic factors, increasing fuel prices, and other considerations affecting travel.

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

         The Ramada Plaza City Center, built in 1852, is located in downtown Wheeling, West Virginia, and, until December 1999, was known as the McLure House Hotel. The hotel continues its AAA rating as a Three-Diamond property. It has 170 guestrooms inclusive of 1 and 2 bedroom suites, a VIP executive floor, 27 apartments, and a full service attached parking garage. The hotel has approximately 7,500 square feet of banquet/conference space. The ground floor has several storefront tenants who offer both street and lobby access to their facilities. The world's original Hallmark gift shop is among these tenants. Changes are continuing to be implemented to satisfy franchise requirements and enhance brand recognition. The hotel property is subject to a mortgage with a financial lending institution at 7.5% interest per annum on a remaining principal balance of $2,449,745 as of December 31, 2001. The mortgage's maturity date is October 30, 2003; prepayment of the loan is allowed under the terms of the mortgage with no penalty.

         Construction on a MacGregor's Market(R) restaurant, located on the first floor of the Ramada Plaza City Center, began in January 2002 and it is expected to be completed in July 2002. The restaurant will be operated by Sparachane Enterprises, Inc. under a three year lease. Renovations are also planned for the lobby area, various room floor corridors, and guestrooms on the fourth floor.

         The Best Western Palmer Inn is located in Princeton, New Jersey. The hotel is currently a AAA rated Three Diamond property. There are 106 guestrooms inclusive of deluxe rooms, suites and efficiencies that are equipped for extended stays. The hotel has five meeting/banquet rooms, a business center with computer stations, fax and copier equipment, a pool, and an exercise room, complete with a sauna. There is a Charlie Brown franchised restaurant in the hotel with lobby access for which there is a long-term lease arrangement between the hotel and the restaurant. The hotel property is subject to a mortgage with a financial lending institution at 9.75% interest per annum on remaining principal balance of $5,027,705 as of December 31, 2001. The mortgage's maturity date is July 20, 2005; there are graduated penalties for prepayment of the mortgage before the maturity date.

         The Palmer Inn has no definite plans for renovation until negotiations with the county of West Windsor (concerning an extension/renewal of the construction permit for a 22-room addition) are completed. No other renovation plans are scheduled for the year 2002.

         The Chamberlin Hotel is situated on historic Fort Monroe, located on the Chesapeake Bay, in the Hampton, Virginia area. The hotel is listed on the National Register of Historic Places. It has 185 rooms, a banquet room and the second largest meeting space in the local market, indoor and outdoor pools, and a business center with computer stations, fax and copier equipment. The hotel also has a restaurant and bar. AAA does not currently rate the hotel. The hotel property is subject to a mortgage with a lending institution at an interest rate of prime plus 5% per annum on the remaining principal balance of $1,675,000 as of December 31, 2001. The mortgage's maturity date is September 13, 2002; prepayment of the principal is allowed with a letter disclosing such intention within ten days of the payment, and a minimum payment of $100,000 or more. The Chamberlin Hotel has had minor repairs and renovations limited to the public areas and rooms, as needed. However, the Chamberlin has no definite plans for renovation in the year 2002.

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


Hotel Location:                 POR             RevPOR             RevPAR
                            2001   2000      2001    2000      2001     2000

Best Western Palmer Inn     63.9    70.9     95.47   97.70     60.97   69.28
Ramada Plaza City Center    44.5    44.7     64.86   58.64     35.52   29.85
Chamberlin Hotel            27.8    27.2     66.25   74.34     18.36   20.25

         Analysis of Statistics

         The Ramada Plaza City Center remained at a similar occupancy rate as in 2000 while the Palmer Inn fell below 2000 occupancy levels. Management believes that the decrease at the Palmer Inn is attributable to the events of September 11, 2001, such hotel's proximity to New York City, and the decrease in business travel in the northeast. The Chamberlin Hotel maintained a similar occupancy in 2001 despite staff fluctuations in the hotel sales department (affecting the consistency of sales and marketing efforts), and increased security at Fort Monroe, where the Chamberlin Hotel is located, following the events of September 11, 2001. The occupancy level at the Chamberlin Hotel was achieved by renting guestrooms to the Army at rates below the government per diem. However, by virtue of the limitations and restrictions on access further described in Item 6 below, commercial activity and social events (such as weddings and bar mitzvahs) have dramatically declined and consequently revenue at the Chamberlin Hotel has declined. The similar occupancy level at the Ramada Plaza City Center was reflected through its franchise reservation system and increased sales and marketing efforts on behalf of the hotel sales department. Revenue per Occupied Room decreased for all three hotel locations due to increased competition at all three locations as well as the decrease in travel experienced after the events of September 11, 2001. The Revenue per Available Room also reflects the decline in occupancy experienced throughout the industry. Overall the Company experienced a decrease in room departmental profit in the amount of $302,464 from 2000, a loss of 6.9%. This loss was kept to a minimum by strict operational controls at the properties.

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

         On or about October 13, 2000, and as a result of the settlement, Ohio Key paid Barggren the principal sum of $1,400,000 plus accrued interest and JCB Financial Corporation satisfied the Deeds of Trust in the public records. The Court dismissed this lawsuit but retained jurisdiction to, among other things, clarify matters pertaining to the arbitration referred to below.

         In the above litigation, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between Ohio Key and Barggren. The final Report states that Barggren owes Ohio Key the sum of $265,678.88. Ohio Key and Barggren agreed in such litigation that the appropriateness of the Report would be submitted to "fast track" arbitration. In October 2000, James C. Barggren and JCB Financial Corp. requested arbitration with respect to the Report and any credits or setoffs Barggren may be entitled to.

         (b) On November 30, 2000, Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership (the "Partnership) filed suit against Monroe County in the Circuit Court for the Sixteenth Judicial Circuit In and For Monroe County, Florida. The subject matter of this suit is the Sunshine Key RV Resort and Marina (the "Park") located in Big Pine Key, Florida; the Park was sold by Ohio Key I, Inc. on June 4, 1998. The nature of this litigation is, among other things, a request for monetary damages in the amount of $10,000,000 based upon Monroe County's alleged improper code enforcement activities that resulted in Ohio Key I, Inc. selling the Park at below market value. Monroe County filed a motion to dismiss the complaint. On July 2, 2001, the Court granted said motion to dismiss and Ohio Key I, Inc. and the Partnership were given permission to file a second amended complaint. On or about October 15, 2001, a second amended complaint was filed naming Monroe County and the county attorney for Monroe County, James T. Hendrick, Esquire, as defendants. The causes of action in the second amended complaint are based upon, among other things, defamation, abuse of process, malicious prosecution and tortious interference with contractual and business relationships. Monroe County has filed a motion to dismiss the second amended complaint. A hearing on such motion has been scheduled for June 6, 2002.

         (c) In October 2000, Linda Lutz filed suit against Vintage Hotels Corporation (a wholly-owned subsidiary of the Company) and Palmer Inn, Princeton, LLC, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. The Palmer Inn, Princeton, LLC and Vintage Hotels Corporation have filed answers to the Complaint. The parties have agreed upon the terms of a settlement arrangement; however, a written settlement agreement has not been executed.

         (d) On June 30, 2000, an Order was entered in a suit filed by PYA/Monarch, Inc. against the Company in the Circuit Court for the City of Virginia Beach, Virginia. The Order provided for the entry of a default judgment against the Company in the sum of $72,138, with interest thereon at the rate of 24% per annum from March 22, 2000, and reasonable attorney's fees in the amount of $18,000. The Company was not aware of such Order, or the existence of the underlying lawsuit, until on or about August 14, 2000. Shortly thereafter, the Company filed a motion to set aside the default judgment and a hearing on such motion was held on January 9, 2001. At the hearing, PYA/Monarch, Inc. agreed to voluntarily dismiss this lawsuit and to file appropriate pleadings stating that the default judgment is a nullity. Also, at such hearing, Old Point Comfort Hotel, LLC agreed to sign a Confession of Judgment Note in the original principal amount of $77,500. Said note was subsequently paid off and this case has been dismissed.

         (e) The Company is involved in various other legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Shareholders Meeting on January 17, 2002. The meeting was held at the Ramada Plaza City Center Hotel in Wheeling, West Virginia. The only matter of business voted upon was the election of Directors for 2002 with the following results:

    Officer              Votes Cast for:             Votes cast against:               Withheld:
    -------              --------------              ------------------                --------
C. John Knorr, Jr.          2,902,506                          --                       89,586


Nathan A Roesing            2,992,102                          --                         --


Gorham Rutter, Jr.         2,992,102                           --                         --

All three Directors were elected.
No additional matters were submitted to a vote of shareholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         As of March 31, 2002, there were approximately 257 shareholders of record of the Company's common stock. The Company's common stock is currently reported on the over-the-counter (OTC) bulletin board under the symbol "PELP". The following table sets forth, for the period since January 1, 2000, the high and low closing sales prices for the common stock as reported by the OTC Bulletin Board.

                                                                COMMON STOCK
                                                                ------------
                                                            HIGH           LOW
                                                            ----           ---
2000
First Quarter .............................                 0.49          0.31
Second Quarter ............................                 0.31          0.13
Third Quarter .............................                 0.25          0.125
Fourth Quarter ............................                 0.34          0.07

2001
First Quarter ..............................                 0.44         0.08
Second Quarter .............................                 0.125        0.09
Third Quarter ..............................                 0.16         0.125
Fourth Quarter .............................                 0.125        0.06

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

         Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

         Revenues

         For the year ended December 31, 2001, the Company's total revenues decreased by 12.4 % to $7,314,082, from $8,350,152 for the year ended December 31, 2000. The change in revenues was attributable to increased competition in the Princeton, New Jersey area, limited access (due to increased security) to the Chamberlin Hotel, located on the army base of Fort Monroe, as well as a general down-turn of the national economy.

         Cost and Expenses

         Cost of revenues, consisting of rooms, food and beverage, and other operating expenses, decreased 17.3% to $3,827,665 for the year ended December 31, 2001, from $4,633,364 for the year ended December 31, 2000. The decrease in the cost of revenues corresponds directly to the decrease in revenues, along with strict cost control efforts at the properties.

         Loss from operations before income taxes increased to $(2,325,804) in 2001 as compared to $(1,160,007) in 2000. Net loss increased to $(1,762,804) in 2001 as compared to $(421,007) in 2000. The increase in loss from operations before income taxes was due to an impairment loss of $1,058,727 incurred at the Chamberlin as well as tax penalties. The net loss decreased as a result of an income tax benefit of $563,000 in 2001.

         Liquidity and Capital Resources

         The Company's working capital deficit increased from $(3,472,080) at December 31, 2000 to $(3,554,813) at December 31, 2001. This change was due to an increase in current maturities of long-term debt, an increase in unpaid vendor invoices and unpaid tax liabilities at December 31, 2001.

         As of December 31, 2000, the Company held accounts receivable of $185,227 as compared to $171,027 at December 31, 2001. This sustained level is due to several large accounts carrying balances accumulated in the month of December that would be paid within thirty days of the dates of the functions that were held at the hotels. As of December 31, 2000 the Company had accounts payable and accrued expenses of $1,594,469 as compared to $2,248,925 at December 31, 2001. The increase is due to the accumulated accrual of outstanding debts to vendors and tax liabilities that have remained unpaid through the year's end.

         The Company, and its subsidiaries, are overdue in the payment of certain payroll taxes estimated to be approximately $930,000, and possibly interest and penalties of unknown amounts. Management anticipates entering into negotiations with the taxing authorities in an effort to implement a payment plan for such unpaid sums. However, there is no assurance that such a payment plan can be agreed to and in the event the Company is unable to work out such plan, the Company and its operations could be thereby materially adversely affected.

         The Company's auditors have informed management that the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires any long-lived asset that is considered impaired to be written down to fair value. A long-lived asset is considered impaired when the future net cash flows expected to be generated by the asset are less than the carrying amount of the asset. By virtue of the events of September 11, 2001, the dramatic decline of commercial activity and social events at the Chamberlin Hotel, and the substantial decline in future reservations at such hotel, management expects that the future net cash flows expected to be generated by the Chamberlin Hotel will be less than the carrying amount of the hotel. Accordingly, upon consultation with the Company's auditors, the book value of the Chamberlin Hotel has been reduced. Management is nonetheless hopeful of exploring a number of alternatives so that the Company realizes an appropriate value for such hotel.

           The cost basis of the Palmer Inn was $7,226,887, less accumulated depreciation of $578,059, at December 31, 2001. An MAI appraisal of the Palmer Inn, dated as of April 27, 2000, indicates that the fair market value of such hotel as of said date is $11,000,000. The Company's auditors have informed management that accounting principles and guidelines prohibit the Company from increasing the book value of the Palmer Inn to reflect the increased valuation set forth in the foregoing appraisal, while the same accounting principles and guidelines require a reduction in the book value of the Chamberlin Hotel.

         During the second quarter of 2001, a ten year franchise agreement was signed with Orion Food Systems to open a MacGregor's Market(R) restaurant at the Ramada Plaza City Center. The restaurant, which will be a quick, casual dining restaurant featuring a distinctive menu and a relaxed contemporary atmosphere, will be operated by Sparachane Enterprises, Inc. under a three year lease. Sparachane Enterprises, Inc. currently operates several Undo's restaurants in the Ohio Valley. Construction on the restaurant has begun and it is anticipated that such construction will be completed in July 2002. Management anticipates that this restaurant will increase revenues through the addition of rent payments. However, there can be no assurance that the Company will be successful in this effort.

         During the summer of 2001, legislation was passed in West Virginia allowing video gambling slot machines in certain establishments provided certain requirements and qualifications were satisfied by the applicant. One of such requirements is that if the applicant is a corporation, the members of the applicant, both in number and percentage of ownership interest, must have been residents of the State of West Virginia for the four year period immediately preceding the application. On August 1, 2001, the Company formed Wheeling City Center Hotel, LLC and the Company is the sole member of such limited liability company. On August 1, 2001, McLure House Hotel & Conference Center, LLC ("McLure") transferred the Ramada City Center Hotel to Wheeling City Center Hotel, LLC; however, McLure retained its private club liquor license and certain assets used in connection with the lounge located at the Ramada City Center Hotel (the "lounge"). The Company has transferred its membership interest in McLure to two individuals who have been residents of West Virginia for more than four years. Wheeling City Center Hotel, LLC has leased the lounge to McLure for a term of twenty years, unless sooner terminated pursuant to the terms of the lease, and McLure has engaged Vintage Hotels Corporation (a wholly-owned subsidiary of the Company) to manage the lounge pursuant to a management agreement. On or about August 1, 2001, McLure applied for a license to operate video gambling machines at the lounge and such license was granted effective as of January 1, 2002. Management anticipates that gaming activities, which began on January 12, 2002, will increase revenue through, among other things, the addition of rent payments and the payment of management fees. However, there can be no assurance that such gaming activities will increase revenue.

         The terrorist activities of September 11, 2001, have adversely affected the national economy and the hotel industry. It is uncertain how long, and to what extent, such activities will negatively impact travel and the hotel industry. Management is attempting to ameliorate the negative impact on the Company's business through the implementation of various marketing and advertising strategies, and steps have been taken to reduce costs at each hotel location. However, there can be no assurance that the Company will be successful in these efforts.

         By virtue of the tragic events of September 11, 2001, and the subsequent tightening of security on all military bases, access to the Chamberlin Hotel, located on Fort Monroe, has become limited. These limitations have caused delays for our guests, patrons and vendors in obtaining access and such limitations have resulted in the cancellation of several social events at the Chamberlin Hotel. As a consequence, revenue at the Chamberlin Hotel has declined and future reservations have likewise declined as compared to the same time period in the year 2001. The Company has filed a loss of business claim with its insurance carrier and this claim is pending. However, there can be no assurance that such claim will be approved by the insurance carrier, or should such claim be approved, that the insurance proceeds will be in an amount sufficient to reimburse Company for the losses sustained.

         Capital expenditures for property and equipment totaled approximately $538,489 in 2000 as compared to $340,237 in 2001.

         The members of the Company's current Board of Directors were elected on January 17, 2002. The initial focus of the current Board has been to evaluate the Company's properties, their respective markets and clientele, operating costs, present and projected property values, and the methods for maximizing the value and marketability of the Company's common stock. Management believes that the number one priority of the Company should be the sale of the Chamberlin Hotel and, until such time as the Chamberlin Hotel is sold, management will attempt to reduce operations, activities and costs at the Chamberlin Hotel and management will attempt to increase the Army's rental of space at such hotel. Management has been, and will continue, discussing the future of the Chamberlin Hotel with the Army. There can be no assurance that the Company will be successful in achieving profitable operations at the Chamberlin Hotel and there can be no assurance that the Company will achieve its objective of selling the Chamberlin Hotel at an amount equal to, or greater than, the book value of such hotel. Additionally, there can be no assurance that the Company will realize proceeds from a sale of the Chamberlin Hotel, should such sale occur, in an amount necessary to eliminate its working capital deficit and repay its maturing debt.

         Long-term debt of $9,314,316 in 2000 increased to $9,324,268 in 2001.
Debts of $2,371,726.50 and $100,990.31 for the Ramada Inn were refinanced in December 2001 with new loans in the same amounts. In August 2001 the debt for the Chamberlin Hotel was modified with a new maturity date of September 13, 2002.. Capital resources available for fiscal year 2002 will be generated through operations.

         Income Taxes and Loss Carryovers

         In 1998, the Company used a portion of the proceeds from the sale of the Sunshine Key RV Resort and Marina (the "Property") in the acquisition of the three hotels. Under section 1031 of the IRS code, the Company elected to reduce the tax basis of the Property exchanged in 1998 rather than having to recognize taxable income currently. At December 31, 2001, the Company had a remaining $2,600,000 estimated deferred gain from the like-kind exchange. The Company has unused net operating loss carry forwards of approximately $1,309,000 at December 31, 2001, of which approximately $158,000, $565,000 and $586,000 expire in the year 2012, 2020 and 2021, respectively.

         When calculating the estimated tax basis of its assets and the tax provision at December 31, 1998, certain information related to a forgiveness of indebtedness from a debt restructuring in 1996 was not considered when determining the tax basis of the assets. This change in basis resulted in an additional deferral of income taxes in 1999 of $1,023,000 and is reflected in the Company's 1999 income tax provision.

         Outlook

         Management anticipates an increase in revenues through the end of 2002. Revenue increases are mostly anticipated at the Ramada Plaza City Center Hotel and the Palmer Inn by improving room occupancy rates. In addition, the Palmer Inn is continuing its efforts to commence construction of a 22-room suite wing and negotiations with the County to extend the construction permit are in progress. Expenses are anticipated to increase slightly. Further, management believes that the implementation of its centralized management operation has proven to decrease management expenses incurred at all hotel operations. The Company believes that this self-management approach will continue to create savings in overall management costs as opposed to the use of third party management companies. Included in this approach are accounting and legal counsel. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by continuing to reduce operating losses at the Chamberlin Hotel. There can be no assurance that the Company will be successful in those efforts.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF OUR STOCK.

         We operate in an environment that contains numerous risks, some of which are beyond our control. The following discussion highlights some of these risks. Further, the acquisition, renovation and maintenance of hotels is capital intensive. As part of our growth strategy we intend to acquire and redevelop additional hotels. To pursue this strategy, we will be required to obtain additional capital in the future to meet our expansion plans. In addition, in order for our hotels to remain competitive they must be maintained and refurbished on an ongoing basis. Moreover, our cash flow from operations may be adversely affected because portions of the facilities are removed from service during renovation. We may obtain needed capital from cash on hand, including reserves, cash flow from operations or from financing, including the issuance of additional indebtedness or securities. We may also seek financing from other sources or enter into joint ventures and other collaborative arrangements in connection with the acquisition of hotel properties. We cannot guarantee that we will be able to raise any additional financing on acceptable terms on a timely basis or at all. If we cannot obtain such financing, we may be unable to acquire additional hotels, and we may experience delays in our planned renovation or maintenance of our hotels.

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

         If the hotel industry is negatively affected by one or more particular risks, our results of operations could suffer. Various factors could adversely affect our hotel revenues, which are subject to all of the operating risks inherent in the lodging industry. These risks include the following:

o        changes in general and local economic conditions;
o        cyclical overbuilding in the lodging industry;
o        varying levels of demand for rooms and related services;
o        interruption in business caused by acts of terrorism;
o        extreme weather conditions;
o competition from other hotels, motels and recreational properties, some of which may be owned or operated by companies having greater marketing and financial resources than we do;
o dependence on business and commercial travelers and tourism, which may fluctuate and be seasonal;
o the recurring costs of necessary renovations, refurbishment and improvements of hotel properties;
o changes in governmental regulations that influence or determine wages, prices and construction and maintenance costs;
o the availability of financing for operating and capital needs and changes in interest rates; and
o        changes in real estate tax rates and other operating expenses.

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

         A number of states regulate the licensing of hotels and restaurants, including liquor license grants, by requiring registration, disclosure statements and compliance with specific standards of conduct. We believe that our hotels are substantially in compliance with these requirements. In addition, the hotel industry is subject to numerous federal, state and local government regulations, including those relating to building and zoning requirements. Further, we are subject to laws governing the relationships with employees, including minimum wage requirements, overtime, working conditions, work permit requirements and dram shop laws, which may give an injured person the right to recover damages from any establishment which wrongfully served alcoholic beverages to the person who, while intoxicated, caused the injury. Compliance with, or changes in, these laws could reduce the revenue and profitability of our hotels and could otherwise adversely affect our revenues, results of operations and financial condition.

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

ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed as part of this Report:

                                                                                         Page
                                                                                         ----

     Report of Independent Certified Public Accountants ...............................   F-1
     Consolidated Financial Statements:
     Balance Sheets as of December 31, 2001 and 2000 ..................................   F-2
     Statements of Operations for the years ended December 31, 2001 and 2000 ..........   F-3
     Statements of Changes in Shareholders' Equity
                      for the years ended December 31, 2001 and 2000 ..................   F-4
     Statements of Cash Flows for the years ended December 31, 2001 and 2000 ..........   F-5
     Notes to Consolidated Financial Statements .......................................   F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 18, 2001, the Company advised Moore, Stephens Lovelace, P.A.("Moore") that it would not be appointed as the Company's auditors for the year ended December 31, 2001. The decision was made by the Company's officers and approved by the Company's Board of Directors. In connection with the audit of the Company's financial statements for the fiscal years ended December 31, 2000 and 1999, there were no disagreements with Moore on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Moore, would have caused Moore to make reference to the matter in its reports. The reports of Moore for the fiscal years ended December 31, 2000 and 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth the names, position with the Company and ages of the executive officers and directors of the Company.

         NAME                         AGE      POSITION
         ----                         ---      --------

         C. John Knorr, Jr.           56       President/Chairman of the Board
         Nathan A. Roesing            34       Chief Operating Officer/Director
         Gorham Rutter, Jr.           49       Director


         Carl John Knorr, Jr. Since June 1, 1996, Mr. Knorr has served as the Company's Chairman of the Board and from August 31, 1995 as the Company's President. Mr. Knorr is also President and sole shareholder of Infinity Investment Group, Inc., the general partner and management company for the Partnership since 1991.

         Nathan A. Roesing. Since March 1999, Mr. Roesing has served as Chief Operating Officer and since January 17, 2002 Mr. Roesing has served as a Director of the Company. Mr. Roesing has extensive hospitality experience, having worked for Interstate Hotels, Servico Hotels, Brookshire Hotels, and Lane Hospitality. From 1995 to late 1998 Mr. Roesing served as Director of Sales and later as General Manager of the McLure House Hotel, managed by Lane Hospitality. In late 1998 to the present Mr. Roesing has served as the Chief Operating Officer. Since late 1999 he has also served as President of Vintage Hotels Corporation, the management company for the hotels owned by the Company.

         Gorham Rutter, Jr. Since January 17, 2002, Mr. Rutter has served as a Director of the Company. Mr. Rutter graduated from law school in May 1976 and he has been a member of The Florida Bar since November 1976. From 1996 until 1999, Mr. Rutter was one of the outside legal counsel for the Company. In October 1999 Mr. Rutter came on staff with the Company as in-house legal counsel. Mr. Rutter has experience in, among other things, the sale, acquisition and financing of real property, the formation and operations of business organizations, and commercial litigation.

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

         Based solely on its review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with during the year ended December 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         Only one executive officer of the Company has had annual compensation in excess of $100,000. The following table shows for the years ended December 31, 1998 through December 31, 2001 the cash and other compensation paid by the Company to its President and Chief Operating Officer. There was no compensation to any Directors for the year 2001. In February 2001 an employment contract was established between the Company and Mr. C. John Knorr, Jr. This contract will expire on February 9, 2005 and includes a salary increase to $92,000 per year.

                           SUMMARY COMPENSATION TABLE
                           --------------------------


      NAME AND
PRINCIPAL POSITION                              YEAR       SALARY      BONUS
------------------                              ----       ------      -----
C. John Knorr, President                          2001   $ 92,000    $    -0-
                                                  2000   $ 78,500    $    -0-
                                                  1999   $ 73,500    $    -0-
                                                  1998   $ 62,400    $  8,750


Nathan A. Roesing, Chief Operating Officer        2001   $136,000    $    -0-
                                                  2000   $136,000    $    -0-
                                                  1999   $112,452    $ 26,600
                                                  1998   $    -0-    $    -0-

-----------------
         Options Exercised in Last Fiscal Year

         There were no options exercised in fiscal year 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's common stock beneficially owned on March 31, 2002 for (i) each shareholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's executive officers and directors, and (iii) all executive officers and directors as a group. In general, a person is deemed to be a "Beneficial Owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within sixty (60) days. On March 31, 2002, there were 5,975,851 shares of common stock outstanding.

                                                   NO. OF SHARES
                                                   OF COMMON STOCK    PERCENT
NAME AND ADDRESS                                 BENEFICIALLY OWNED   OF CLASS
----------------                                 ------------------   --------
C. John Knorr, Jr., Chairman (1)                   1,018,817             17.1%
Thomas L. Callahan (2)                               675,434             11.3%
Clara Road Investments (3)                           666,666             11.2%
Linda Brauer (4)                                     350,698              5.9%
Gregory Lange (5)                                    323,000              5.4%
All executive officers and directors as a group    1,018,817             17.1%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no related transactions between the Company and affiliated persons and entities in the year 2001.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
3.1      - Articles of Incorporation dated 5/30/90. (1)
3.2      - Amendment to the Articles of Incorporation dated 6/29/95. (1)
3.3      - Amendment to the Articles of Incorporation dated 6/20/90. (1)
3.4      - Amendment to the Articles of Incorporation dated 8/15/95. (1)
3.5      - Ohio Key I Articles of Incorporation date 12/16/96. (1)
3.6      - Ohio Key II Articles of Incorporation dated 12/16/96. (1)
3.7      - Bylaws of Registrant. (1)
3.8      - Ohio  Key I Bylaws. (1)
3.9      - Ohio  Key II Bylaws. (1)
3.10     - Amendment to the Articles of Incorporation dated June 29,1997. (2)
3.11     - Old Point Comfort Hotel, LLC Articles of Organization dated March 1, 1999 (6)
3.12     - Palmer Inn, Princeton, LLC Articles of Organization dated March31, 1999 (6)
3.13     - McLure House Hotel and Conference Center, LLC Articles of Organization dated April 7, 1999 (6)
3.14     - Wheeling City Center Hotel, LLC Articles of Organization dated 8/1/01. (8)
4.1      - Specimen  Common Stock Certificate. (1)
4.2      - Specimen  Class A Common Stock Purchase Warrant. (1)
4.3      - Specimen Class B Common Stock Purchase Warrant. (1)
10.1     - Share Exchange Agreement between the Company and all of the limited partners of Sunshine Key Associates
10.2     - Limited Partnership effective August 30, 1995. (1)
10.3     - Loan  Restructuring  Agreement  between Ohio Key I, Inc.,  WAMCO XXII Ltd.  and Sunshine Key  Associates
                  Limited Partnership dated 1/31/96. (1)
10.4     - Promissory Note between WAMCO XXII, Ltd., Ohio Key I, Inc. and Ohio Key II, Inc. dated 12/31/96. (1)
10.5     - Restated Mortgage and Assumption Agreement. (1)
10.6     - Assignment  for  Assumption  of Leases  between Ohio Key I, Inc.  and  Sunshine Key  Associates  Limited
                  Partnership dated 1/24/97. (1)
10.7     - Agreement for  Assumption of Liabilities  between Ohio Key I, Inc. and Sunshine Key  Associated  Limited
                  Partnership dated 1/24/97. (1)
10.8     - Assignment  and  Assumption of Contracts  between Ohio Key I, Inc. and Sunshine Key  Associated  Limited
                  Partnership dated 1/24/97. (1)
10.9     - Assignment between Ohio Key I, Inc. and Sunshine Key Associated Limited  Partnership dated 1/24/97. (1)
10.10    - Purchase  agreement  between  Ohio Key I, Inc.,  Ohio Key II, Inc.  and WesBanco for the purchase of the
                  Ramada Plaza City Center dated September 23,1998. (3)
10.11    - Agreement of Sale between Ohio Key I, Inc.,  Ohio Key II, Inc. and  Keydocrom,  Inc. for the purchase of the Palmer Inn date November 11, 1998. (4)
10.12    - Sale and Purchase of Assets  Agreement  between Ohio Key I, Inc., Ohio Key II, Inc. and Chamberlin Hotel
                  LLC, dated November 30, 1998 (4)
10.13    - Ramada Plaza City Center $2,371,726.50 Term Note. (8)
10.14    - Palmer Inn $4,000,000 Mortgage Note. (5)
10.15    - Palmer Inn Note and  Mortgage  Modification  and  Assumption  Agreement  for  10.21  $1,000,000  First
                  Mortgage.(5)
10.16    - Palmer Inn Promissory Note of $940,000.(5)
10.17    - Letter on Change in Certifying Accountants. (6)
10.18    - Palmer Inn $5,100,000 Note and Mortgage Agreement to satisfy 10.21, 10.22 and 10.24. (6)
10.19    - Chamberlin Hotel Deed of Trust and Mortgage Agreement $1,675,000. (5)
10.20    - Ramada Plaza City Center $100,990.31 2nd term note. (8)
10.21    - Deed of Trust $2,472,716.81 (8)
10.22    - Chamberlin Modification Agreement (8)
16.1     - Letter Dated October 19, 2001 by Moore, Stephens Lovelace, P.A. (7)
16.2     - Letter Dated October 18, 2001 by Vintage Hotels. (7)
21.1     - Subsidiaries. (8)
23.1     - Independent Auditor's Consent. (8)



         Footnotes
         ---------

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

(2) Incorporation by reference to Registrant's Amendment to Form SB-2 Registration Statement (File No. 0-023075).

(3) Incorporation by reference to Registrant's current report on Form 8-K dated filed on October 22, 1998 (File No. 0-023075).

(4) Incorporation by reference to Registrant's amended current report on Form 8-K/A filed on December 14, 1998 (File No. 0-023075).

(5) Incorporated by reference to the Registrant's report on Form 10-KSB, filed on April 15, 1999 (File no. 0-023075).

(6) Incorporated by reference to the Registrant's report on Form 10-KSB, filed on April 16, 2001(File no. 0 -023075).

(7) Incorporated by reference to the Registrant's report on Form 8-K filed on October 18, 2001(File no. 0-023075).

(8)      Filed herewith.


     (b) Reports on Form 8-K
     The Company filed a current report on Form 8-K, date of report November 19, 2001, which reported a change in the Company's certifying accountants.

                                   SIGNATURES

         IN ACCORDANCE WITH SECTION 13 OR 15 (D) OF THE EXCHANGE ACT THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                  Pelican Properties, International, Corp
                                             (Registrant)



                                  By:
                                     --------------------------------------
                                               C. John Knorr, Jr.
                                                  Chairman


         IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

         SIGNATURE                               TITLE                     DATE
         ---------                               -----                     ----


----------------------------------      Chairman of the Board
      C. John Knorr, Jr.                (Principal Executive Officer)

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                                AND SUBSIDIARIES
                                ----------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                        ---------------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                                    CONTENTS


                                                                          Page
                                                                         Number
                                                                         ------


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets as of December 31, 2001 and 2000        F-3

       Consolidated Statements of Operations                               F-4
           For the years ended December 31, 2001 and 2000

       Consolidated Statements of Changes in Shareholders' Equity          F-5
           For the years ended December 31, 2001 and 2000

       Consolidated Statements of Cash Flows                               F-6
           For the years ended December 31, 2001 and 2000

       Notes to Consolidated Financial Statements                          F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


April 4, 2002

To the Board of Directors and Shareholders of Pelican Properties International Corp.

We have audited the accompanying consolidated balance sheet of Pelican Properties International Corp. and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of and for the year ended December 31, 2000 were audited by other auditors whose report dated February 16, 2001, expressed an unqualified opinion on those statements. The prior auditor's report raised substantial doubt about the Company's ability to continue as a going concern.

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

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Pelican Properties International Corp. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred substantial losses from operations and has a substantial working capital deficit. The Company incurred a loss from operations and before income taxes of $2,325,804 for 2001 and had a working capital deficit as of December 31, 2001 of $3,544,813. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.




Certified Public Accountants
Tampa, Florida

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                        December 31,
                                                                   2001             2000
                                                               ------------    ------------
                               ASSETS
                               ------
Current assets:
  Cash and cash equivalents                                    $    432,550    $    268,361
  Accounts receivable, net of allowance for doubtful
    accounts of $176,095 and $188,786, respectively                 171,027         185,227
  Supplies                                                          118,065         111,638
  Other current assets                                               46,384         132,173
                                                               ------------    ------------
                  Total current assets                              768,026         697,399

Property and equipment, net                                      14,136,881      16,316,385
Deferred loan costs, net                                            105,725         186,451
Deferred franchise costs, net                                        16,350          17,622
Deposits and other assets                                           145,282         173,094
                                                               ------------    ------------

                                                               $ 15,172,264    $ 17,390,951
                                                               ============    ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

Current liabilities:
  Current maturities of long-term debt                         $  1,954,710    $  1,916,515
  Accounts payable and accrued liabilities                        2,248,925       1,594,469
  Obligation for renovations                                         96,495         646,495
  Income taxes payable                                               12,709          12,000
                                                               ------------    ------------
                  Total current liabilities                       4,312,839       4,169,479

Long-term debt, less current maturities                           7,369,558       7,397,801
Deferred income taxes                                             2,340,000       2,911,000
                                                               ------------    ------------
                  Total liabilities                              14,022,397      14,478,280
                                                               ------------    ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, 1,000,000 shares authorized; none issued              --              --
  Common stock, $.001 par value, 100,000,000 shares
    authorized; 5,975,851 shares issued and outstanding               5,975           5,975
  Additional paid-in capital                                      3,393,216       3,393,216
  Accumulated deficit                                            (2,249,324)       (486,520)
                                                               ------------    ------------
                                  Total shareholders' equity      1,149,867       2,912,671
                                                               ------------    ------------

                                                               $ 15,172,264    $ 17,390,951
                                                               ============    ============


    The accompanying notes are an integral part of these financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                        For the years ended
                                                            December 31,
                                                       2001             2000
                                                   -----------      -----------
Revenues
     Rooms                                         $ 5,352,282      $ 5,751,359
     Food and beverage                               1,275,004        1,704,930
     Rental income                                     274,784          488,019
     Other                                             412,012          405,844
                                                   -----------      -----------
                                                     7,314,082        8,350,152
                                                   -----------      -----------
Costs and expenses
     Rooms                                           1,315,302        1,411,915
     Food and beverage                                 950,311        1,548,380
     Other operating                                 1,562,052        1,673,069
     Corporate                                         843,323          933,652
     Sales and marketing                               443,726          537,395
     Utilities                                         514,608          573,097
     Engineering                                       483,376          545,268
     Property taxes and insurance                      416,613          414,375
     Franchise                                         174,871          160,288
     Interest                                          867,216          746,917
     Impairment loss                                 1,058,727
     Depreciation and amortization                   1,009,761          965,803
                                                   -----------      -----------
                                                     9,639,886        9,510,159
                                                   -----------      -----------

Loss from operations                                (2,325,804)      (1,160,007)

Income tax benefit                                     563,000          739,000
                                                   -----------      -----------

Net loss                                           $(1,762,804)     $  (421,007)
                                                   ===========      ===========

Basic and Diluted loss per common share            $     (0.29)     $     (0.07)
                                                   ===========      ===========

      The accompanying notes are an integral of these financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                                AND SUBSIDIARIES
                                ----------------
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
           ----------------------------------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                Common Stock              Preferred Stock       Additional
                                ------------              ---------------         Paid-in        Accumulated
                          Shares           Amount       Shares       Amount       Capital          Deficit           Total
                        -----------     -----------    --------     --------     -----------     -----------      -----------
Balances,
 December 31, 1999        5,975,851     $     5,975          --     $     --     $ 3,393,216     $   (65,513)     $ 3,333,678

        Net loss                 --              --          --           --              --        (421,007)        (421,007)
                        -----------     -----------    --------     --------     -----------     -----------      -----------

Balances,
 December 31, 2000        5,975,851           5,975          --           --       3,393,216        (486,520)       2,912,671

        Net loss                 --              --          --           --              --      (1,762,804)      (1,762,804)
                        -----------     -----------    --------     --------     -----------     -----------      -----------
Balances,
 December 31, 2001        5,975,851     $     5,975          --     $     --     $ 3,393,216     $(2,249,324)     $ 1,149,867
                        ===========     ===========    ========     ========     ===========     ===========      ===========



    The accompanying notes are an integral part of these financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                                AND SUBSIDIARIES
                                ----------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                         For the years ended
                                                                             December 31,
                                                                          2001           2000
                                                                       -----------    -----------
Cash flows from operating activities:
    Net loss                                                           $(1,762,804)   $  (421,007)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
          Depreciation                                                     911,014        875,125
          Impairment loss                                                1,058,727             --
          Amortization                                                      98,747         90,678
          Deferred income taxes                                           (571,000)      (601,000)
          (Increase) decrease in assets:
                Accounts receivable                                         14,200        (97,937)
                Supplies                                                    (6,427)       (28,664)
                Other assets                                                96,852       (424,889)
                Income taxes refundable                                         --        228,000
          Increase (decrease) in liabilities:
                Accounts payable and accrued expenses                      654,456        431,968
                Income taxes payable                                           709       (138,000)
                Other liabilities                                               --         (4,464)
                                                                       -----------    -----------

                           Net cash from operating activities              494,474        (90,190)
                                                                       -----------    -----------

Cash flows from investing activities:
    Collection of note receivable                                               --        500,000
    Capital expenditures                                                  (340,237)      (538,489)
                                                                       -----------    -----------

                           Net cash used by investing activities          (340,237)       (38,489)
                                                                       -----------    -----------

Cash flows from financing activities:
    Repayment of borrowings                                                (90,628)    (6,446,997)
    Proceeds from borrowings                                               100,580      6,775,000
                                                                       -----------    -----------

                           Net cash provided by financing activities         9,952        328,003
                                                                       -----------    -----------

Net increase in cash and cash equivalents                                  164,189        199,324

Cash and cash equivalents, beginning of year                               268,361         69,037
                                                                       -----------    -----------
Cash and cash equivalents, end of year                                 $   432,550    $   268,361
                                                                       ===========    ===========

    The accompanying notes are an integral part of these financial statements

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     --------------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - BUSINESS AND HISTORY:
------------------------------

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

Continued operations
--------------------

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company incurred losses from operations before income taxes of $2,325,804 and $1,160,007 during the years ended December 31, 2001 and 2000, respectively, and had a deficiency in working capital of approximately $3,544,813 at December 31, 2001.

The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its obligations on a timely basis. The Company plans to improve operating cash flow and liquidity by reducing operating losses at the Chamberlin Hotel, either through the sale of the property or through developing certain space within the Chamberlin into office space and leasing that space to the United States Army. The Chamberlin Hotel is located on the United States Military Reservation of Fort Monroe, Virginia and access to the hotel has been significantly restricted since the terrorist attacks of September 11, 2001. These circumstances have limited the Company's ability to take any action as it pertains to the Chamberlin Hotel. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure the financing needed to meet its obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will be able to take any action as it pertains to the Chamberlin Hotel that would provide any significant improvement in the Company's working capital deficit or in its ability to repay its debt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

Revenue recognition
-------------------

Revenue is recorded on the accrual basis in the period in which occupancy rights are provided to guests and tenants. Advance deposits are recorded as "deferred revenue" until occupancy occurs.

Supplies

Supplies consist primarily of food, beverage and housekeeping inventories. Supplies are stated at the lower of cost, determined using the first-in, first-out method, or market value.

Property and equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Building improvements are amortized over the estimated useful lives of the improvements. The estimated useful lives for property and equipment are as follows:

                                                                      Years
                                                                   -----------

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

In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of property and/or mitigate or prevent contamination from future operations. Management is presently not aware of any environmental matters pertaining to any of the Company's properties.

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

Earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Common share equivalents were not considered in the diluted earnings per share calculation for 2001 or 2000 because their effect would have been anti-dilutive. As a result, both basic and diluted earnings (loss) per share for 2001 and 2000 were calculated based on 5,975,851 weighted average common shares outstanding during each year.

Credit risk
-----------

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

Fair value of financial instruments
-----------------------------------

The carrying values of cash, accounts receivable, notes receivable, accounts payable, accrued expenses and borrowings approximate their fair values.

Comprehensive income
--------------------

There were no items of other comprehensive income for the years ended December 31, 2001 and 2000.

Use of estimates
----------------

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

Reclassifications
-----------------

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

NOTE 3 - NOTES RECEIVABLE:

In connection with the Company's purchase of the Palmer Inn, the Company loaned $500,000 to the seller and obtained a promissory note receivable in exchange. The note receivable was paid during 2000 and earned interest during the year at an annual rate of 8%.

NOTE 4 - PROPERTY AND EQUIPMENT:
--------------------------------

                                                     2001              2000
                                                 ------------      ------------

Land                                             $  1,084,587      $  1,084,587
Buildings and building improvements                13,351,432        14,769,053
Furniture, fixtures and equipment                   2,189,607         2,140,915
Computer equipment                                     93,699            71,945
Renovations in progress                               120,549            46,780
                                                 ------------      ------------
                                                   16,839,874        18,113,280
Accumulated depreciation                           (2,702,993)       (1,796,895)
                                                 ------------      ------------
       Property and equipment, net               $ 14,136,881      $ 16,316,385
                                                 ============      ============

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" requires that any long-lived asset that is considered impaired must be written down to fair value. A long-lived asset is considered impaired when the future net cash flows expected to be generated by the asset are less than the carrying amount of the asset. SFAS No. 121 does not allow, however, companies to write up long-lived assets to fair value when their expected future cash flows exceed their carrying value.

During the fourth quarter of 2001, the Company recognized an impairment loss with respect to the Chamberlin Hotel of $1,058,727. A contributing factor to the impairment loss was the restricted access to the hotel that has been imposed by the United States Army since the terrorist attacks of September 11, 2001 (see
Note 1). In connection with recording the impairment loss, the Company wrote off certain renovation reserves in the amount of $550,000. The impairment loss and the reduction in the renovation reserve reduced the Company's cost basis in the Chamberlin Hotel.

NOTE 5 - BORROWING ARRANGEMENTS:
--------------------------------

                                                                                   2001                2000
                                                                               -----------         -------------
Promissory note payable to a financial institution, payable in monthly payments of principal and interest of $45,448. Interest payable at a rate of 9.75% with any unpaid principal and interest due July 20, 2005. Collateralized by the property and equipment of the Palmer Inn, an interest reserve of $59,000, and guaranteed by
the Company's chairman.                                                         $5,027,705       $     5,079,618

Mortgage note payable to a corporation, payable in monthly installments of interest only at prime plus 5%. The principal balance of the note and any accrued interest is due September 13, 2002. The note is collateralized by substantially all property and equipment at the Chamberlin Hotel and guaranteed by the Company's
chairman.                                                                        1,675,000             1,675,000

Mortgage note payable to a financial institution, payable in monthly payments of principal and interest of $17,736. Interest payable at 7.5% with any unpaid principal and interest due October 30, 2003. Collateralized by the property and equipment of the Ramada Plaza.

                                                                                 2,360,136             2,394,515

Mortgage note payable to a financial institution, payable in monthly payments of principal and interest of $3,492. Interest payable at the bank's base rate plus one percent. Interest rate of 8.0% at December 31, 2001. Remaining principal and interest due May 17, 2004. Collateralized by the property and equipment of the
Ramada Plaza.
                                                                                    89,609                    --



Obligation due to the former owner of the Chamberlin Hotel pursuant to an agreement dated October 6, 2000, by which an amount of $151,427 is due the former owner to satisfy certain obligations resulting from the transfer of ownership of the Chamberlin Hotel to the Company. The obligation is not subject to interest and the date of final payment is dependent on further arbitration.

                                                                                   151,427               151,427

Promissory note with a financial institution, interest at 9.65%, payable in monthly installments of principal and interest, maturing
in 2004, collateralized by a vehicle.                                                  -                  13,756

Promissory note with a financial institution, interest at 9.50%, payable in monthly installments of principal and interest, maturing in 2006, collateralized by a vehicle.
                                                                                    20,391                    --
                                                                               -----------         -------------

                                                                                 9,324,268             9,314,316
Less: current maturities                                                        (1,954,710)           (1,916,515)
                                                                               -----------         -------------

     Total long-term debt                                                      $ 7,369,558         $   7,397,801
                                                                               ===========         =============

Cash paid for interest amounted to approximately $882,000 and $705,000 in 2001 and 2000, respectively.

The aggregate annual maturities of the Company's borrowing arrangements subsequent to December 31, 2001, approximate the following:


                          Year Ending
                         December 31,                          Amount
                    ------------------------               ----------------

                             2002                          $   1,954,710
                             2003                              2,432,770
                             2004                                 92,570
                             2005                              4,841,105
                             2006                                  3,113

NOTE 6 - INCOME TAXES:
----------------------

The components of the Company's benefit (provision) for income taxes for the years ended December 31, 2001 and 2000 are as follows:

                                                                                        2001                2000
                                                                                    -----------         -----------
                               Current
    Federal                                                                         $        --         $   100,000
    State                                                                                (8,000)             38,000
                                                                                    -----------         -----------
       Total current                                                                     (8,000)            138,000
                                                                                    -----------         -----------

                              Deferred
    Federal                                                                             500,000             513,000
    State                                                                                71,000              88,000
                                                                                    -----------         -----------
       Total deferred                                                                   571,000             601,000
                                                                                    -----------         -----------

       Total benefit (provision) for income taxes                                   $   563,000         $   739,000
                                                                                    ===========         ===========

Significant components of the Company's deferred tax liabilities and assets at December 31, 2001 and 2000 are approximately as follows:

                                                                                       2001                2000
                         Deferred Tax Liability
    Deferred gain from like-kind exchange                                           $(2,600,000)        $(3,100,000)

Deferred Tax Asset
    Net operating loss carry forward                                                    196,000             116,000
    Bad debt allowance                                                                   61,000              71,000
    Other                                                                                 3,000               2,000
                                                                                    -----------         -----------

    Total deferred tax assets                                                           260,000             189,000
                                                                                    -----------         -----------

       Net deferred taxes                                                           $(2,340,000)        $(2,911,000)
                                                                                    ===========         ===========

The deferred tax liability related to the like-kind exchange resulted from the sale in 1998 of Sunshine Key RV Resort and Marina ("Sunshine Key") and the subsequent acquisition of the three hotels. The election to treat the acquisition as a like-kind exchange allowed the Company to reduce the tax basis of the property exchanged in 1998 rather than having to recognize taxable income currently.

Reconciliations of the significant differences between the tax at the federal statutory income tax rate and the effective income tax rate on pre-tax loss, are as follows:

                                                               2001      2000
                                                               ----      ----

     Statutory federal rate                                   (34)%     (34)%
     Differences in estimated tax and book basis of assets     21       (21)
     Tax benefit of net operating loss carryforward            (8)       (5)
     State tax effect, net of federal benefit                  --        (3)
     Other                                                     (3)       (1)
                                                              ---       ---
                                                              (24)%     (64)%
                                                              ===       ===

The Company has unused net operating loss carryforwards of approximately $1,309,000 at December 31, 2001, of which approximately $158,000, and $565,000 and $586,000 expire in the year 2012, 2020 and 2021, respectively.

Cash paid for income taxes in 2001 was approximately $7,300. There was no cash paid for income taxes in 2000.

NOTE 7 - SHAREHOLDERS' EQUITY:
------------------------------

Common stock purchase warrants

Through March 19, 2000, the Company had 200,000 Class A common stock purchase warrants ("Class A Warrants") outstanding. The holders of each Class A Warrant were entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class A Warrants expired unexercised on March 19, 2000.

The Company also had 200,000 Class B common stock purchase warrants ("Class B Warrants") outstanding. The holders of each Class B Warrant were entitled to purchase one share of the Company's common stock at an exercise price of $5.00 per share. The Class B Warrants expired unexercised on March 19, 2001.

Preferred stock

The Company has authorized the issuance of up to 1,000,000 shares of Preferred Stock in one or more series with rights, preferences, privileges and restrictions, including voting and conversion rights, as determined by the Company's Board of Directors.

Common stock options

During 2001 and 2000, the Company had 40,000 stock options outstanding to certain officers. These options expired during 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES:
---------------------------------------

Payroll tax liabilities

The Company is delinquent in filing and paying certain payroll tax liabilities. Accounts payable and accrued liabilities at December 31, 2001 include payroll tax liabilities of approximately $930,000. The Company is in the process of filing all payroll related tax returns that are delinquent and expects to incur certain penalties and interest from the taxing authorities. Company officials and or representatives of the Company will meet with those taxing authorities during the second quarter of 2002 and will attempt to arrange for a payment schedule of liabilities due acceptable to the taxing authorities and the Company. Those officials and or representatives will also attempt to mitigate the amount of penalties assessed by those taxing authorities. The accompanying financial statements include an accrued liability that management believes is adequate to pay the penalties and interest due on delinquent payroll tax liabilities.

Franchise agreement

The Palmer Inn operates under a franchise agreement with a national hotel franchise system. The agreement provides for, among other things, an annual membership fee, as determined by the franchisor's board of directors. The agreement also requires the Company to pay a royalty fee and reservation fee based on room bookings, net of cancellations. The terms of the franchise agreement renew automatically each year at the discretion of the franchisor. The Company may terminate the franchise agreement at any time without penalty.

The Ramada Plaza also operates under a franchise agreement with a national hotel franchise system. Deferred costs related to the acquisition of the franchise agreement of $19,000 have been recorded as an other asset in the December 31, 2001 and 2000 consolidated balance sheets, net of accumulated amortization of $2,650 and $1,378, respectively. The franchise agreement provides for, among other things, a monthly royalty and service fee ranging from 6.5% of monthly gross room revenues in the first year to 8.5% by year five of the franchise agreement. The term of the franchise agreement is 15 years.

Operating lease

The Company leases the land upon which the Chamberlin Hotel is located through an operating lease contract. The lease provides for minimum lease payments of $6,000 per year through the lease's expiration date in 2037. Total rent expense approximated $6,000 for the years ended December 31, 2001 and 2000.

Legal proceedings

The Company is engaged in various legal and regulatory proceedings. Management believes that the range of potential loss resulting from these proceedings will fall within the Company's available insurance coverage and that the outcomes of such proceedings will not be material to the Company's consolidated financial position. Additionally, the Company is subject to extensive federal, state and local laws and regulations. Management believes that it is in compliance with all applicable laws and regulations and is not aware of any pending or threatened investigations involving allegations of potential wrongdoing. While no such regulatory inquiries have been made, other than with respect to delinquent payroll taxes as noted above, compliance with such laws and regulations can be subject to future governmental review and interpretation, as well as significant regulatory action, including fines and penalties.

Chamberlin Hotel arbitration

In 1998, the Company acquired the assets of the Chamberlin Hotel, including the building and its furniture, fixtures and equipment for $5,350,000. In June 1999, the Company filed suit against the previous owner in the Circuit Court of the City of Hampton, Virginia (the "Court") seeking, among other things, a judicial determination of the previous owner's obligation for the completion of certain renovations required by the Secretary of the Army of the United States, the owner of the land on which the Chamberlin Hotel is located and the lessor to the Company's land lease noted above. In February 2000, the Company and the previous owner of the Chamberlin Hotel entered into a stipulated settlement agreement which provided, among other things, that the previous owner would accept a payment of $1,630,000 as payment in full for the $2,276,500 that had been advanced by the former owner on behalf of the Company. These advances by the former owner were to pay certain indebtedness assumed by the Company in connection with the acquisition. The resulting difference of approximately $646,500 represented the estimated cost of the renovations necessary to affect the assignment of the land lease.

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