Form 10QSB
period 2002-03-31
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2002-05-15
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP

                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [ X  ]   Quarterly Report Under Section 13 or 15(d) of the
               Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2002

      [    ]   Transition Report Under Section 13 or 15(d) of
               the Exchange Act

               For the transition period from _____ to _____.

                         Commission file number 0-23075

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Florida                                   65-0616879
              -------                                   ----------
     (State or Other Jurisdiction                  (IRS Incorporation or
       of Organization)                         Employer Identification Number)

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

                                Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of April 30, 2002 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                and SUBSIDIARIES

                                Table of Contents

PART I.  FINANCIAL INFORMATION

ITEM. 1  Financial Statements

         Consolidated Balance Sheets                               Page 3
         March 31, 2002 and December 31, 2001

         Consolidated Statements of Operations--                   Page 4
         Three Months Ended March 31, 2002 and March 31, 2001

         Consolidated Statements of Cash Flows                     Page 5
         Three Months Ended March 31, 2002 and March 31, 2001

         Notes to Consolidated Financial Statements                Pages 6 - 7

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

ITEM 2 - Changes in Securities                                     Page 10
ITEM 3 - Defaults upon Senior Securities                           Page 10

ITEM 4  - Submission of Matter to Vote of Security Holders         Page 10

ITEM 5 - Other Information                                         Page 10

ITEM 6 - Exhibits and Reports on Form 8-K                          Page 11

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,      DECEMBER 31,
                                                                    2002             2001
                                                                    ----             ----
                                   ASSETS                        UNAUDITED

CURRENT ASSETS
Cash                                                            $    274,874    $    432,550
Accounts receivable, net                                              15,554         171,027
Supplies                                                             106,961         118,065
Other current assets                                                  41,293          46,384
                                                                ------------    ------------
TOTAL CURRENT ASSETS                                                 438,682         768,026

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $2,920,686 and $2,702,993 respectively        13,997,227      14,136,881

OTHER ASSETS

Deferred loan costs, net                                              95,225         105,725
Deferred franchise costs, net                                         16,032          16,350
Deposits and other                                                   133,732         145,282
                                                                ------------    ------------

                                                                $ 14,680,898    $ 15,172,264
                                                                ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                            $  1,964,376    $  1,954,710
Accounts payable and accrued liabilities                           2,365,734       2,248,925
Obligation for renovations                                            96,495          96,495
Income taxes payable                                                  12,709          12,709
                                                                ------------    ------------
TOTAL CURRENT LIABILITIES                                          4,439,314       4,312,839



LONG-TERM DEBT, less current maturities                            7,329,248       7,369,558

DEFERRED INCOME TAXES                                              2,165,000       2,340,000

STOCKHOLDER'S EQUITY
Preferred Stock, 1,000,000 shares authorized;
  none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                              5,975           5,975
Additional paid-in capital                                         3,393,216       3,393,216
Accumulated deficit                                               (2,651,855)     (2,249,324)
                                                                ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                           747,336       1,149,867
                                                                ------------    ------------

                                                                $ 14,680,898    $ 15,172,264
                                                                ============    ============

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                  MARCH 31,          MARCH 31,
                                                    2002               2001
                                                    ----               ----
                                                  Unaudited          Unaudited

REVENUES

Rooms                                            $   880,846        $   929,441
Food and beverage                                    171,943            225,426
Rental income                                         69,338             93,789
Other                                                 74,104             59,138
                                                 -----------        -----------
                                                   1,196,231          1,307,794
                                                 -----------        -----------


OPERATING COSTS AND EXPENSES
Rooms                                                287,047            271,094
Food and beverage                                    113,050            200,347
Other operating expenses                             211,320            231,692
Corporate expenses                                   239,739            259,250
Sales and marketing expenses                         112,038            147,442
Engineering expense                                  105,251            116,993
Utilities expense                                    127,125            147,963
Taxes and insurance                                  130,335            102,227
Interest expense                                     219,346            219,597
Depreciation and amortization                        228,511            257,327
                                                 -----------        -----------
                                                   1,773,762          1,953,932

LOSS FROM OPERATIONS                                (577,531)          (646,138)

INCOME TAX BENEFIT                                   175,000            209,000
                                                 -----------        -----------

NET LOSS                                         $  (402,531)       $  (437,138)
                                                 ===========        ===========


BASIC AND DILUTED LOSS
PER COMMON SHARE:
                                                 -----------        -----------
Net Loss                                         $     (0.07)       $     (0.07)
                                                 ===========        ===========

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             THREE MONTHS ENDED,
                                                                           MARCH 31,     MARCH 31,
                                                                             2002          2001
                                                                             ----          ----
                                                                           Unaudited     Unaudited

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                   $(392,031)   $(437,138)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                                                228,511      257,327
Changes in:
Accounts receivable                                                          155,473      110,090
Supplies                                                                      11,104       16,657
Other current assets                                                           5,091      (16,446)
Other assets                                                                   1,050      113,132
Accounts payable and accrued expenses                                        116,809       51,094
Deferred tax liabilities                                                    (175,000)    (209,000)
Income taxes payable                                                            --        (12,000)
                                                                           ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                        (48,993)    (126,284)
                                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                                                  (78,039)     (38,403)
                                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                                      (30,644)     (18,987)
                                                                           ---------    ---------


NET DECREASE IN CASH                                                        (157,676)    (183,674)

                                             CASH AT BEGINNING OF PERIOD     432,550      268,361
                                                                           ---------    ---------

                                                   CASH AT END OF PERIOD   $ 274,874    $  84,687
                                                                           =========    =========

             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 2001. The accompanying consolidated financial statements should be read in conjuction with the 2001 financial statements which can be found in the Company's annual report on form 10-KSB for 2001.

         The March 31, 2002 consolidated financial statements include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., Wheeling City Center Hotel, LLC., Purchasing Concepts, Inc., and Vintage Hotels Corporation (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

         Basic and diluted loss per share amounts are equal because the Company has a net loss and consideration of the redeemable preferred stock would result in an anti-dilutive effect to earnings per share.

NOTE 3 - LONG TERM DEBT
-----------------------

Current maturities of the Long - Term debt include the following obligations:
Palmer Inn, Princeton, LLC $63,886 Wheeling City Center Hotel, LLC (dba Ramada Plaza City Center Hotel) $74,063 Old Point Comfort Hotel, LLC $1,675,000 Former Owner of Chamberlin Hotel $151,427

NOTE 4 - SUBSEQUENT EVENT
-------------------------

         None

NOTE 5 - CONTINUING OPERATIONS
------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company reported a net loss of $(402,531) for the three months ended March 31, 2002, and had a working capital deficiency (current liabilities less current assets) and accumulated deficit of approximately $(4,000,632) and $(2,651,855), respectively.

         Given the tragic events of September 11, 2001, and the subsequent heightening of security on all military bases, access to the Chamberlin Hotel, located on Fort Monroe Army Base, has become extremely restricted. In addition, the Palmer Inn is in close proximity to New York City. Although revenues from market segments such as AARP and Corporate/Association/Convention are still on a decline, through our affiliation with Best Western International Inc., many efforts are being implemented to assist in the rebuilding of these markets. The full impact of the events of September 11, 2001 on the revenues of either hotel has yet to be determined.

           The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its obligations on a timely basis. The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and Palmer Inn, and by reducing operating losses at the Chamberlin Hotel, by limiting services with the intention of maximizing profitability through hotel operations and quality guest satisfaction, and with the expectation of a potential sale of the hotel. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale, refinancing, or joint venture of the Chamberlin Hotel, should such a sale, refinancing or joint venture occur, in an amount necessary to eliminate its working capital deficit and repay its debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Continuing Operations
--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001 for Continuing Operations
--------------------------------------------------------------------------------

         For the three-month period ended March 31, 2002, total revenues were $1,196,231 as compared to $1,307,794 in the three-month period ended March 31, 2001. Total costs and expenses were $1,763,262 for the three-month period ended March 31, 2002 as compared to $1,953,933 for the three-month period ended March 31, 2001. The Loss from Operations for the three-month period ended March 31, 2002 was $577,531 as compared to $646,138 for the three-month period ended March 31, 2001. Total revenues decreased for the three-month period ended March 31, 2002, by 8.5% from the three-month period ended March 31, 2001. Factors affecting this decrease were the lingering effects of September 11, 2001 causing a decline in travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, and a reduction of reservations in our current markets. Although revenues from market segments such as AARP and Corporate/Association/Convention are still on a decline, through our affiliation with Best Western International Inc., many efforts are being implemented to assist in the rebuilding of these markets.

           Total operating expenses for Rooms, Food and Beverage and Other Operating Costs decreased by 13.1% to $611,417 in the three-month period ended March 31, 2002 from $703,133 in the three-month period ended March 31, 2001. Corporate Office expenses decreased in the three-month period ended March 31, 2002 by 7.5% to $239,739 from $259,250 in the three-month period ended March 31, 2001. Sales and Marketing expenses decreased in the three-month period ended March 31, 2002 by 24.0% to $112,038 from $147,442 in the three-month period ended March 31, 2001. Interest expense decreased by 0.2% in the three-month period ended March 31, 2002 to $219,346 from $219,597 in the three-month period ended March 31, 2001. Depreciation and amortization expense decreased by 11.2% for the three-month period ended March 31, 2002 to $228,511 from $257,327 in the three-month period ended March 31, 2001. The control of costs by management enabled the Company to realize a more modest loss in the first quarter, 2001, as compared to that in the first quarter, 2000. Such a comparison shows a reduction of costs of $180,170, which is a 9.2% difference from the first quarter of 2000.

         Loss before Income Tax Benefit was $(577,531) in the three-month period ended March 31, 2002 as compared to $(646,138) in the three-month period ended March 31, 2001. Net Loss was $(402,531) in the three- month period ended March 31, 2002 as compared to $(437,138) in the three-month period ended March 31, 2001.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital deficiency increased from December 31, 2001 by $455,819. As of March 31, 2002 the Company had net accounts receivable of $15,554 as compared to $171,027 at December 31, 2001. As of March 31, 2002 the Company had accounts payable and accrued expenses of $2,365,734 as compared to $2,248,925 at December 31, 2001. The working capital deficit has increased due to the increase of accrued liabilities such as withholding taxes and accounts payable. The decrease in net accounts receivable is due to the continued impact of the terrorist acts of September 11, 2001 and their continued effect on the hospitality industry.

ADDITIONAL FACTS TO CONSIDER

Outlook
-------

         Historically the mid-atlantic hotel region has experienced improved performance during the second and third quarters of the financial year. We expect both the Palmer Inn and the Ramada Plaza to meet or exceed their approved budgets for 2002 during these quarters. The Chamberlin Hotel has a commitment for bookings from the United States Army through October 2002. Several steps have been taken to reduce and to consolidate costs at each hotel location, as well as the corporate office. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by reducing operating losses at the Chamberlin Hotel, by limiting services with the intention of maximizing profitability through hotel operations and quality guest satisfaction, and with the expectation of a potential sale of the hotel. There can be no assurance that the Company will be successful in those efforts.

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

         In the above litigation, the Court appointed an auditor to prepare a report ("Report") regarding the indebtedness and claims by and between Ohio Key and Barggren. The final Report states that Barggren owes Ohio Key the sum of $265,678.88. Ohio Key and Barggren agreed in such litigation that the appropriateness of the Report would be submitted to "fast track" arbitration. In October 2000, James C. Barggren and JCB Financial Corp. requested arbitration with respect to the Report and any credits or setoffs Barggren may be entitled to. The final arbitration evidentiary hearing has been scheduled for August 26, August 27 and August 28, 2002.

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

            (c) In October 2000, Linda Lutz filed suit against Vintage Hotels Corporation (a wholly-owned subsidiary of the Company) and Palmer Inn, Princeton, LLC, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. The Palmer Inn, Princeton, LLC and Vintage Hotels Corporation have filed answers to the Complaint. The parties have agreed upon the terms of a settlement arrangement and a written settlement agreement has been executed.

         (d) The Company is involved in various other legal actions arising in the normal course of business, both as claimant and defendant. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of these claims and actions outstanding will not have a material adverse effect on the Company's financial position or operating results.

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

                                 PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:    May 15, 2002            By:  /s/ C. John Knorr
         ------------------          ----------------------------------------
                                          C. John Knorr, Chairman

13