Form 10QSB
period 2002-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2002-08-19
CIK 1000681

PELICAN PROPERTIES INTERNATIONAL CORP
                               TICKER SYMBOL: PELP

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2002

[ ]      Transition Report Under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____ to _____.


                         Commission file number 0-23075


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                     ---------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


        Florida                                              65-0616879
        -------                                             ----------
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

                                 (757) 224-5220
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                         Yes     [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the issuer's common stock, par value $.001 per share as of July 31, 2002 was 5,975,851.

Transitional Small Business Disclosure Format: Yes [  ]  No [ X ]

                                      PELICAN PROPERTIES INTERNATIONAL CORP.
                                                 and SUBSIDIARIES

                                                 Table of Contents

PART I.  FINANCIAL INFORMATION
------------------------------


ITEM. 1  Financial Statements

         Consolidated Balance Sheets                                            Page 3
         June 30, 2002 and December 31, 2001

         Consolidated Statements of Operations--                                Page 4
         Three Months and Six Months Ended June 30, 2002
          and June 30, 2001

         Consolidated Statements of Cash Flows                                  Page 5
         Three Months and Six Months Ended June 30, 2002
         and June 30, 2001

         Notes to Consolidated Financial Statements                             Pages 6 - 7

ITEM 2 - Management Discussion and Analysis of Financial
                  Condition and Results of Operations                           Pages 7 - 9


PART II - OTHER INFORMATION

ITEM 1 - Legal Proceedings                                                      Pages 10 - 11

ITEM 2 - Changes in Securities                                                  Page 12

ITEM 3 - Defaults upon Senior Securities                                        Page 12

ITEM 4  - Submission of Matter to Vote of Security Holders                      Page 12

ITEM 5 - Other Information                                                      Page 12

ITEM 6 - Exhibits and Reports on Form 8-K                                       Page 12


                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,        DECEMBER 31,
                                                                             ------------    ------------
                                                                                 2000            2001
                                                                             ------------    ------------
                                  ASSETS                                      UNAUDITED
CURRENT ASSETS
Cash                                                                         $    325,220    $    432,550
Accounts receivable, net                                                           81,778         171,027
Supplies                                                                           92,420         118,065
Other current assets                                                              113,479          46,384
                                                                             ------------    ------------
                                                      TOTAL CURRENT ASSETS        612,897         768,026

PROPERTY AND EQUIPMENT, net of accumulated depreciation
and amortization of $2,920,686 and $2,702,993 respectively                     13,888,533      14,136,881
OTHER ASSETS
Deferred loan costs, net                                                           93,170         105,725
Deferred franchise costs, net                                                      15,714          16,350
Deposits and other                                                                165,371         145,282
                                                                             ------------    ------------
                                                                             $ 14,775,685    $ 15,172,264
                                                                             ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current maturities of long-term debt                                         $  1,966,442    $  1,954,710
Accounts payable and accrued liabilities                                        2,500,430       2,248,925
Obligation for renovations                                                         96,495          96,495
Income taxes payable                                                               12,709          12,709
                                                                             ------------    ------------
                                                 TOTAL CURRENT LIABILITIES      4,576,076       4,312,839



LONG-TERM DEBT, less current maturities                                         7,292,858       7,369,558

DEFERRED INCOME TAXES                                                           2,204,000       2,340,000

STOCKHOLDER'S EQUITY
Preferred Stock, 1,000,000 shares authorized;
  none issued or outstanding
Common Stock, par value $.001; 100,000,000 shares authorized;
  5,975,851 shares issued and outstanding                                           5,975           5,975
Additional paid-in capital                                                      3,393,216       3,393,216
Accumulated deficit                                                            (2,696,440)     (2,249,324)
                                                                             ------------    ------------
                                                TOTAL STOCKHOLDERS' EQUITY        702,751       1,149,867
                                                                             ------------    ------------
                                                                             $ 14,775,685    $ 15,172,264
                                                                             ============    ============

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                  JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                   2002            2001           2002           2001
                                -----------    -----------    -----------    -----------
                                 UNAUDITED      UNAUDITED       UNAUDITED      UNAUDITED
REVENUES
Rooms                           $ 1,373,399    $ 1,455,045    $ 2,254,245    $ 2,384,486
Food and beverage                   236,226        431,690        408,169        657,116
Rental income                        58,027         44,709        127,365        138,498
Other                                51,981        116,796        126,085        175,934
                                -----------    -----------    -----------    -----------
                                  1,719,633      2,048,240      2,915,864      3,356,034
                                -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
Rooms                               322,053        337,823        609,100        608,917
Food and beverage                   141,294        279,758        254,344        480,105
Other operating expenses            202,515        277,423        413,835        509,115
Corporate expenses                  186,393        172,105        426,132        431,355
Sales and marketing expenses        136,880        154,504        248,918        301,946
Engineering expense                 117,363        118,566        222,614        235,559
Utilities expense                    75,520        124,677        202,645        272,640
Taxes and insurance                  89,303         84,579        219,638        186,806
Interest expense                    226,021        219,674        445,367        439,271
Depreciation and amortization       227,876        254,308        456,387        511,635
                                -----------    -----------    -----------    -----------
                                  1,725,218      2,023,417      3,498,980      3,977,349

(LOSS)/PROFIT FROM OPERATIONS        (5,585)        24,823       (583,116)      (621,315)

INCOME TAX BENEFIT                  (39,000)       (51,000)       136,000        158,000
                                -----------    -----------    -----------    -----------
NET LOSS                        $   (44,585)   $   (26,177)   $  (447,116)   $  (463,315)
                                ===========    ===========    ===========    ===========
BASIC AND DILUTED LOSS
PER COMMON SHARE:
Net Loss                        $     (0.01)   $     (0.00)   $     (0.07)   $     (0.08)
                                ===========    ===========    ===========    ===========

                     PELICAN PROPERTIES INTERNATIONAL CORP.
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW S

                                                     SIX MONTHS ENDED,
                                                         JUNE 30,      JUNE 30,
                                                          2002           2001
                                                       -----------    ---------
                                                         UNAUDITED    UNAUDITED
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                 $(447,116)   $(463,315)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization                              456,387      511,635
Changes in:
Accounts receivable                                         89,249      119,286
Supplies                                                    25,645       24,730
Other current assets                                       (67,095)    (119,468)
Other assets                                                (6,898)     101,177
Accounts payable and accrued expenses                      251,505      144,829
Deferred tax liabilities                                  (136,000)    (158,000)
                                                         ---------    ---------
NET CASH PROVIDED USED IN OPERATING ACTIVITIES             165,677      160,874
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets                               (208,039)    (111,306)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of borrowings                                    (64,968)     (43,440)
Proceeds from note                                               0      109,000
                                                         ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES        (64,968)      65,560

NET (DECREASE) INCREASE IN CASH                           (107,330)     115,128

CASH AT BEGINNING OF PERIOD                                432,550      268,361
                                                         ---------    ---------
CASH AT END OF PERIOD
                                                         $ 325,220    $ 383,489
                                                         =========    =========

             PELICAN PROPERTIES INTERNATIONAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The quarterly financial information included herein is unaudited. However, in the opinion of management, all adjustments, considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. A description of the Company's accounting policies and other financial information is included in its audited consolidated financial statements for the year ended December 31, 2001. The accompanying consolidated financial statements should be read in conjuction with the 2001 financial statements which can be found in the Company's annual report on form 10-KSB for 2001.

         The June 30, 2002 consolidated financial statements include the accounts of Pelican Properties International Corp. and its wholly owned subsidiaries Ohio Key I, Inc., Ohio Key II, Inc., Old Point Comfort Hotel, LLC., Palmer Inn, Princeton, LLC., Wheeling City Center Hotel, LLC., Purchasing Concepts, Inc., and Vintage Hotels Corporation (the "Company"). All significant inter-company transactions have been eliminated in consolidation.

NOTE 2 - LOSS PER SHARE
-----------------------

         Basic and diluted loss per share amounts are equal because the Company has a net loss and consideration of the redeemable preferred stock would result in an anti-dilutive effect to earnings per share.

NOTE 3 - LONG TERM DEBT
-----------------------

Current maturities of the Long - Term debt include the following obligations:
Palmer Inn, Princeton, LLC $64,508

Wheeling City Center Hotel, LLC (dba Ramada Plaza City Center Hotel) $75,507

Old Point Comfort Hotel, LLC $1,675,000

Former Owner of Chamberlin Hotel $151,427

NOTE 4 - SUBSEQUENT EVENT
-------------------------

         None

NOTE 5 - CONTINUING OPERATIONS
------------------------------

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company reported a net loss of $(447,116) for the six months ended June 30, 2002, and had a working capital deficiency (current liabilities less current assets) and accumulated deficit of approximately $(3,963,179) and $(2,696,440), respectively.

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

           The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow from operations or to obtain sufficient external financing to meet its obligations on a timely basis. The Company plans to improve operating cash flow and liquidity by improving occupancy rates at Ramada Plaza and the Palmer Inn, and at the Chamberlin Hotel by limiting services while continuing the ongoing efforts towards a potential sale of the hotel. There can be no assurance that the Company will be successful in achieving profitable operations or have the ability to secure financing needed to meet its obligations as they become due, or that such financing, if available, will be on terms and conditions favorable to the Company. Additionally, there can be no assurance that the Company will realize proceeds from a sale, refinancing, or joint venture of the Chamberlin Hotel, should such a sale, refinancing or joint venture occur, in an amount necessary to eliminate its working capital deficit and repay its debt. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 2   Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Continuing Operations
         --------------------------------

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

RESULTS OF OPERATIONS
---------------------

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001
-----------------------------------------------------------------------------
for Continuing Operations
-------------------------


         For the three-month period ended June 30, 2002, total revenues were $1,719,633 as compared to $2,048,240 in the three-month period ended June 30, 2001. Total costs and expenses were $1,725,218 for the three-month period ended June 30, 2002 as compared to $2,023,417 for the three-month period ended June 30, 2001. Total revenues decreased for the three-month period ended June 30, 2002, by 16.1% from the three-month period ended June 30, 2001. Factors affecting this decrease were the lingering effects of September 11, 2001 causing a decline in travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, and a reduction of reservations in our current markets. The Chamberlin Hotel has experienced a significant decrease in the Social market, mainly large group events, due to the limited access to Fort Monroe where the hotel is located. Although revenues from market segments such as AARP and Corporate/Association/Convention are still on a decline, through our affiliation with Best Western International Inc., many efforts are being implemented to assist in the rebuilding of these markets.

           Total operating expenses for Rooms, Food and Beverage and Other Operating Costs decreased by 25.6% to $665,792 in the three-month period ended June 30, 2002 from $895,004 in the three-month period ended June 30, 2001. Corporate Office expenses increased in the three-month period ended June 30, 2002 by 8.3% to $186,393 from $172,105 in the three-month period ended June 30, 2001. Sales and Marketing expenses decreased in the three-month period ended June 30, 2002 by 11.4% to $136,880 from $154,504 in the three-month period ended June 30, 2001. Interest expense increased by 2.9% in the three-month period ended June 30, 2002 to $226,021 from $219,674 in the three-month period ended June 30, 2001. Depreciation and amortization expense decreased by 10.4% for the three-month period ended June 30, 2002 to $227,876 from $254,308 in the three-month period ended June 30, 2001. The control of costs by management enabled the Company to realize a modest loss which directly correlates to the decrease in revenue in the second quarter, 2002, as compared to the second quarter, 2001. Such a comparison shows a reduction of costs of $298,201, which is a 14.7% difference from the second quarter of 2001.

         Profit/(Loss) before Income Tax Benefit was $(5,583) in the three-month period ended June 30, 2002 as compared to $24,823 in the three-month period ended June 30, 2001. Net Loss was $(44,585) in the three- month period ended June 30, 2002 as compared to $(26,177) in the three-month period ended June 30, 2001.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001 for
-----------------------------------------------------------------------------
Continuing Operations
---------------------

         For the six-month period ended June 30, 2002, total revenues were $2,915,864 as compared to $3,356,034 in the six-month period ended June 30, 2001. Total costs and expenses were $3,498,980 for the six-month period ended June 30, 2002 as compared to $3,977,349 for the six-month period ended June 30, 2001. Total revenues decreased for the six-month period ended June 30, 2002, by 13.1% from the six-month period ended June 30, 2001. Factors affecting this decrease were the lingering effects of September 11, 2001 causing a decline in travel along the mid-Atlantic to northeastern state area, increased competition in the Princeton, New Jersey area, and a reduction of reservations in our current markets. The Chamberlin Hotel has experienced a significant decrease in the Social market, mainly large group events, due to the limited access to Fort Monroe where the hotel is located. Although revenues from market segments such as AARP and Corporate/Association/Convention are still on a decline, through our affiliation with Best Western International Inc., many efforts are being implemented to assist in the rebuilding of these markets.

           Total operating expenses for Rooms, Food and Beverage and Other Operating Costs decreased by 20.1% to $1,277,210 in the six-month period ended June 30, 2002 from $1,597,137 in the six-month period ended June 30, 2001. Corporate Office expenses decreased in the six-month period ended June 30, 2002 by 1.2% to $426,132 from $431,355 in the six-month period ended June 30, 2001.

Sales and Marketing expenses decreased in the six-month period ended June 30, 2002 by 17.6% to $248,918 from $301,946 in the six-month period ended June 30, 2001. Interest expense increased by 1.2% in the six-month period ended June 30, 2002 to $445,367 from $439,271 in the six-month period ended June 30, 2001. Depreciation and amortization expense decreased by 10.8% for the six-month period ended June 30, 2002 to $456,387 from $511,635 in the six-month period ended June 30, 2001. The control of costs by management enabled the Company to realize a more modest loss through the second quarter, 2002, as compared to that through the second quarter, 2001. Such a comparison shows a reduction of costs of $478,369, which is a 12.0% difference from the second quarter of 2001.

         Loss before Income Tax Benefit was $(583,116) in the six-month period ended June 30, 2002 as compared to $(621,315) in the six-month period ended June 30, 2001. Net Loss was $(447,114) in the six-month period ended June 30, 2002 as compared to $(463,315) in the six-month period ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

         The Company's working capital deficiency increased from December 31, 2001 by $418,366. As of June 30, 2002 the Company had net accounts receivable of $81,778 as compared to $171,027 at December 31, 2001. As of June 30, 2002 the Company had accounts payable and accrued expenses of $2,500,430 as compared to $2,248,925 at December 31, 2001. The working capital deficit has increased due to the increase of accrued liabilities such as withholding taxes and accounts payable. The decrease in net accounts receivable is due to the continued impact of the terrorist acts of September 11, 2001 and their continued effect on the hospitality industry.

ADDITIONAL FACTS TO CONSIDER
----------------------------

Outlook
-------

         Historically the mid-atlantic hotel region has experienced improved performance during the second and third quarters of the financial year. We expect both the Palmer Inn and the Ramada Plaza to meet or exceed their approved budgets for 2002 during these quarters. The Chamberlin Hotel has a commitment for bookings from the United States Army through October 2002. However, these bookings are at a lower than government per diem rate and can therefore be no guarantee of profitability. Several steps have been taken to reduce and to consolidate costs at each hotel location, as well as the corporate office. In addition to the foregoing factors, the Company plans to improve operating cash flow and liquidity by reducing operating losses at the Chamberlin Hotel, by limiting services while continuing the ongoing efforts toward a potential sale of the hotel. There can be no assurance that the Company will be successful in those efforts.

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

         (b) On November 30, 2000, Ohio Key I, Inc. and Sunshine Key Associates Limited Partnership (the "Partnership) filed suit against Monroe County in the Circuit Court for the Sixteenth Judicial Circuit In and For Monroe County, Florida. The subject matter of this suit is the Sunshine Key RV Resort and Marina (the "Park") located in Big Pine Key, Florida; the Park was sold by Ohio Key I, Inc. on June 4, 1998. The nature of this litigation is, among other things, a request for monetary damages in the amount of $10,000,000 based upon Monroe County's alleged improper code enforcement activities that resulted in Ohio Key I, Inc. selling the Park at below market value. Monroe County filed a motion to dismiss the complaint. On July 2, 2001, the Court granted said motion to dismiss and Ohio Key I, Inc. and the Partnership were given permission to file a second amended complaint. On or about October 15, 2001, a second amended complaint was filed naming Monroe County and the county attorney for Monroe County, James T. Hendrick, Esquire, as defendants. The causes of action in the second amended complaint are based upon, among other things, defamation, abuse of process, malicious prosecution, tortuous interference with contractual and business relationships, and violations of civil rights pursuant to 42 U.S.C. 1983. Monroe County and Mr. Hendrick each filed a motion to dismiss the second amended complaint. At the hearing on such motions, the Court ordered, among other things, that (1) the action was dismissed in its entirety to the Partnership, (2) the Court deferred ruling on the civil rights claims, (3) all causes of action against Monroe County, other than the civil rights action, were dismissed, (4) the cause of action against Mr. Hendrick based upon defamation was dismissed with prejudice, (5) the cause of action against Mr. Hendrick based upon malicious prosecution was dismissed, however, Ohio Key I, Inc. was given leave to file a third amended complaint for malicious prosecution, and (5) Mr. Hendrick's motion to dismiss the causes of action based upon abuse of process and tortuous interference was denied.

         (c) In October 2000, Linda Lutz filed suit against Vintage Hotels Corporation (a wholly-owned subsidiary of the Company) and Palmer Inn, Princeton, LLC, among others, in the Superior Court of New Jersey in Middlesex County. The nature of this litigation is, among other things, a request for unspecified monetary damages based upon alleged sexual harassment by the defendants, in the form of pregnancy discrimination. The causes of action in the Complaint are based upon, among other things, sexual harassment, retaliation and disparate treatment. A settlement agreement has been executed and the parties have agreed to file a stipulation of dismissal with the Court.

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

        Not applicable


Item 5. Other Information

         Not applicable


Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  99.1     Certification of Chief Financial Officer

                  99.2     Certification of Chief Executive Officer

         (b)      Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

         In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, Pelican Properties International, Corp. has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:    April 19, 2002           By:  /s/ C. John Knorr,
         --------------                ---------------------------------------
                                          C. John Knorr, Chairman