Form 10QSB/A
period 2002-06-30
PELICAN PROPERTIES INTERNATIONAL CORP
filed 2002-08-23
CIK 1000681

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





                                 PELICAN PROPERTIES INTERNATIONAL, CORP.



DATE:    April 23, 2002           By:  /s/ Gorham Rutter, Jr.
         --------------                ---------------------------------------
                                          Gorham Rutter, Jr.,
                                          Chief Executive Officer